Form 10-K405
period 1996-12-31
TRIGON HEALTHCARE INC
filed 1997-03-31
CIK 1017747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

                                       OR

 [  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

                        Commission file number 001-12617

                            Trigon Healthcare, Inc.
             (Exact name of registrant as specified in its charter)

             Virginia                                       54-1773225
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                   2015 Staples Mill Road, Richmond, VA 23230
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (804) 354-7000

 Securities registered pursuant to Section 12(b) of the Act:

    Class A Common Stock, $.01 Par Value                 New York Stock Exchange
            (Title of Class)                                (Name of Exchange)

 Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997 was approximately $743,243,000 (based on the last reported sales price of $17.625 per share on March 25, 1997, on the New York Stock Exchange).

As of March 25, 1997, 42,300,022 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Trigon Healthcare, Inc.'s Annual Report to Shareholders for the year ended December 31, 1996 into Part II of this Form 10-K.

Certain portions of Trigon Healthcare, Inc.'s definitive Proxy Statement dated March 13, 1997 for the Annual Meeting of Shareholders into Part III of this Form 10-K.

                                     PART I

Item 1. Business.

GENERAL

Trigon Healthcare, Inc. ("Trigon" or the "Company") is the largest managed health care company in Virginia, serving approximately 1.9 million members primarily through statewide and regional provider networks. The Company's membership represents approximately 26% of the Virginia population and 31% of the Virginia population in those areas where Trigon has the exclusive right to use the Blue Cross and Blue Shield service marks and tradenames. Within Virginia, Trigon provides a comprehensive spectrum of managed care products through three network systems with a range of utilization and cost containment controls. The Company is pursuing a growth strategy which includes expansion within Virginia and outside of Virginia into other southeastern and mid-Atlantic states.

As of December 31, 1996, the Company's network systems consisted of: HMO networks which, with 257,651 members, are the Company's most tightly managed and cost efficient networks; the preferred provider organization ("PPO") networks which, with 791,670 members, offer greater choice of providers than Trigon's HMO networks and may include a point of service ("POS") feature; and the participating provider ("PAR") network which, with 598,342 members, is the Company's broadest and most flexible network. As of December 31, 1996, the Company served 212,886 additional members through Medicare supplemental plans (128,015 members), third-party administration of health care claims (35,620 members) and through Mid-South Insurance Company, a Fayetteville, North Carolina-based health and life insurance company, which was acquired by the Company in 1996 (49,251 members). Within the Company's managed care product offerings, customers may choose between at-risk arrangements (in which the Company bears the cost of providing specified health care services for a fixed payment) and self-funded arrangements (in which the customer bears all or a portion of the risk). As of December 31, 1996, 48.0% of members were covered under at-risk arrangements and 41.4% were covered under self-funded arrangements, with the remaining 10.6% covered under the Federal Employee Program, administered under contract with the Blue Cross and Blue Shield Association ("BCBSA"). Member enrollment informaiton for the Federal Employee Program, Mid-South Insurance Company and certain national group accounts are not maintained on the Company's systems. Member enrollment information presented herein for such groups have been calculated based on policy counts provided to the Company for these groups which have been converted to a membership number through the use of actuarially determined conversion factors.

In 1990 the Company began to institute greater managed care controls in all of its product lines and networks, focusing in particular on its PPO and HMO networks and, depending on market readiness, designing, pricing and marketing its products to encourage members to migrate into these more tightly managed networks where the Company is better able to manage health care costs. While members decide which network to select, the Company generally offers more attractive rates in its more tightly managed networks to encourage members to choose these products. This strategy contributed to accelerated enrollment growth for the Company's HMO and PPO networks and a decline in enrollment in the Company's more traditional PAR network, resulting in a compound annual growth rate in total enrollment of 2.6% from December 31, 1991 through December 31, 1996. Trigon operates six HMOs which are licensed to serve most areas of Virginia. Trigon has the largest number of HMO members in Virginia. Trigon's total HMO enrollment has grown from 60,154 members at December 31, 1991 to 257,651 members as of December 31, 1996, representing a compound annual growth rate of 33.8%. The Company's PPO network system is the largest in Virginia. Trigon's total PPO enrollment has grown from 396,584 members at December 31, 1991 to 791,670 members as of December 31, 1996, representing a compound annual growth rate of 14.8%. Membership in the Company's HMOs and PPOs increased from 27.9% of total enrollment at December 31, 1991 to 56.4% as of December 31, 1996. Trigon's more traditional products are offered through its PAR network, which is the Company's largest provider network. As a result of the Company's strategy of encouraging members to migrate to its more tightly managed networks, total membership in the PAR network decreased from 951,020 members at December 31, 1991 to 598,342 members at December 31, 1996. Trigon also offers several specialty health care and related products, such as dental, wellness, mental health and life, accident and disability insurance coverage.

Trigon has the largest membership base in Virginia, which generally allows the Company to negotiate contracts with its Virginia providers that specify favorable rates and incorporate utilization management and other cost controls. As a result of its extensive networks, managed care expertise and broad product offerings, the Company competes favorably in all of its Virginia lines of business, including the individual, small, mid-sized and large employer groups and state and federal agency markets. Trigon has exclusive rights to use the Blue Cross and Blue Shield service marks and tradenames for purposes of doing business throughout Virginia other than certain northern Virginia suburbs adjacent to Washington, D.C.

During 1995 the Company began offering HMO services in the Roanoke area of western Virginia, and plans to expand HMO coverage to other strategic portions of the state. As of June 30, 1996, HMO penetration throughout the state was 20.5%, compared to a national average of 22.3% at January 1, 1996. Trigon's HMO membership represents 17.9% of Virginia's total HMO market with a higher concentration in the Central and Eastern regions.

The Company is targeting the densely populated eastern and northern regions of Virginia, where its market share is lowest, for much of its new growth in Virginia. Activities in the eastern and central regions include the start-up of a Medicaid HMO product and the acquisition in 1995 of 80% of Priority Inc., which owns two HMO's located in the Eastern region. In the Northern region, the Company has contractual arrangements with a major medical system in order to improve HMO growth in this region. Trigon is targeting HMO growth in the Central region, with the goal of obtaining much of that growth from groups not currently covered by the Company. In the rural Western region, where the population has been slower to adopt the concept of managed care, Trigon believes that its significant market share and large provider networks give it a significant competitive advantage in marketing its PPO and HMO network systems. The Company believes that its expanded statewide contract with the Commonwealth of Virginia provides a competitive advantage to the Company allowing it to offer the POS feature and its HMOs to commercial customers throughout the state. The Company also plans to introduce a Medicare HMO product in the Central region beginning in late 1997, subject to approval by the Health Care Financing Administration.

Since 1972, the Company has provided health benefits to employees and retirees of the Commonwealth of Virginia. In 1996, the Company recorded $378.1 million for amounts attributable to this self-funded arrangement, which represented 35% of the Company's self-funded business. In the latter part of 1994, the Commonwealth of Virginia, after a competitive bid process, awarded the Company a new five year agreement effective July 1, 1995 to provide health benefits to the employees and retirees of the Commonwealth of Virginia. Under the agreement, such services may be terminated by either party upon twelve months' written notice. The Company believes, as demonstrated by the awarding of the five year contract, that it is well qualified to meet the Commonwealth of Virginia's health care requirements because of the size and geographic range of the Company's network systems and its broad offering of PPO and HMO network products.

DEMUTUALIZATION AND INITIAL PUBLIC OFFERING

Effective February 5, 1997, Blue Cross and Blue Shield of Virginia converted from a mutual insurance company to a stock insurance company in accordance with a Plan of Demutualization (the "Demutalization"). In accordance with the Demutualization, Blue Cross and Blue Shield of Virginia changed its name to Trigon Insurance Company (d/b/a Trigon Blue Cross Blue Shield) and became a wholly-owned subsidiary of Trigon Healthcare, Inc. The membership interests of Trigon Insurance Company's eligible members were converted into common stock of Trigon Healthcare, Inc., or in certain circumstances, cash. The Plan of Demutualization also required an initial public offering to occur simultaneously with the conversion. Accordingly, Trigon Healthcare, Inc. issued 17.8 million shares of common stock at $13 per share in a public offering. In addition, Virginia law required a payment to the Commonwealth of Virginia in the amount of $175 million be made (the "Commonwealth Payment"). The

Company used proceeds from the offering in conjunction with an $85.0 million borrowing under a revolving credit agreement to pay the Commonwealth Payment.

MANAGED CARE MARKETING AND OPERATIONS

The Company's managed care and specialty managed care products as well as certain of its life, health and wellness products are marketed through five Local Market Units and two Specialty Market Units. Each Market Unit focuses on the needs of its respective markets and has operating profit responsibility for its products and services.

LOCAL MARKETS. Each of the five Local Market Units is geographic in scope and focused on its local markets. Market managers are responsible for fully understanding the dynamics of their respective region. The defined regions are Central Virginia, Eastern Virginia, Western Virginia, Mid-Atlantic and Southeast United States. Each market includes large, medium and small group employers. The large employers (generally greater than 500 employees) are generally sophisticated with knowledgeable staffs and often engage consultants to work with the Trigon sales staff to tailor benefits and networks to the needs of the customer. The Trigon sales representative markets the product first to the employer and then directly to the employees. The majority of these large employers are fully or partially self-funded. The medium size employers (generally ranging in size from 50 to 499 employees) may use consultants to assist in the tailoring of benefits and networks. The smaller employers (generally having fewer than 50 employees) generally use insurance brokers to assist in the selection of products and analysis of the actual cost of competing plans.

There are two Specialty Market Units designated to focus on customer segments with special demands -- National Accounts and the Government and Individual Business Unit. These Specialty Market Units distribute their products and services across all of the Local Market regions.

NATIONAL ACCOUNTS. The National Account Unit focuses on selling and servicing large and multi-state accounts. The majority of groups in this market are fully or partially self-funded.

GOVERNMENT AND INDIVIDUAL BUSINESS. The Government and Individual Business Unit administers federal government programs (Medicare Part A and the Federal Employee Program), and serves all of the individual lines of business. The individual products are marketed principally through a telemarketing unit. Brokers are also used in this line of business. Products include fee-for-service, managed care and specialty managed care. Medicare Supplemental products are marketed to individuals over age 65. Long-term care products are offered through this business unit, both to individuals and members of groups. Individual products are fully insured.

The Market Units are supported by Shared Service Units comprised of functions that have been centralized to leverage expertise and economies of scale to add value to the Market Units. Included in the Shared Service Units is the Health Delivery Unit, which encompasses provider contracting (including development of provider partnerships), provider selection, quality management (NCQA, HEDIS), utilization management, provider credentialing and profiling, medical policy, disease management and health outcomes research. Shared Service Units also include such functions as member services, underwriting, actuarial, human resources and information services.

NETWORK SYSTEMS

The Company's extensive managed health care provider networks enable it to offer a comprehensive array of managed health care programs throughout Virginia. These networks include its HMO, PPO and PAR networks, as well as specialty managed care networks. In establishing these networks, the Company enters into contracts with qualified providers in each geographic area to serve its members. These contracts are intended to control the cost of health care through both control of unit cost and utilization management. As a result, the Company reduces the need to utilize out-of-network providers that are not subject to the Company's cost controls.

With the largest membership base in Virginia, the Company is generally able to negotiate provider contracts with favorable rates and effective utilization management and other cost control measures. The Company's networks consist of contractual relationships with primary care physicians, specialists, hospitals and ancillary providers who are selected to meet customers' geographic access needs and to be attractive to the Company's customers. Pursuant to these contracts, hospitals and ancillary providers are paid on a discounted charges basis or a per case or per diem basis, and physician providers are paid either on a capitated or fixed fee schedule basis. Once credentialed and admitted to the applicable network, physicians are reviewed on a periodic basis to help ensure that their health care practice patterns and outcomes are consistent with quality and cost-effectiveness guidelines established by the Company. In selecting physicians for its networks, the Company uses its credentialing and profiling programs to evaluate the applicant's professional qualifications and experience, including license and malpractice claims history and hospital affiliations. In addition, the applicant's cost and quality profiles are assessed using the Company's extensive claims database and utilization review history. The physician's ability to satisfy expected enrollment demands is evaluated as well.

In developing its three main network systems -- HMO, PPO (which includes an optional POS feature) and PAR -- the Company's strategy has been twofold: to offer the market a wide choice of prices and benefits; and to control health care costs more effectively by moving customers through a progressively more controlled series of benefit and network designs. This product continuum offers the most choice at the PAR level, followed by PPO and HMO. All networks contain provider fee discounts and utilization management controls. Overlayed upon each network is a range of benefit and pricing designs which exert greater controls upon members in return for greater premium rate reductions, as well as stronger utilization and unit price controls upon providers in return for larger numbers of members directed to their businesses. The PAR network, the most traditional, is differentiated by the greatest number of participating providers, generally the lowest percentage of provider fee discounts and the ability of members to exercise the greatest freedom within and outside the PAR network. The PPO network, by contrast, is smaller and more restrictive in allowing for non-network provider usage. The optional POS feature adds greater utilization controls to the Company's PPO networks by requiring members to coordinate all health care and referral decisions through a primary care physician or gatekeeper. At the most restrictive -- and least expensive -- level is the HMO, which has the smallest number of providers, capitates primary care physicians, and exercises the greatest degree of management of utilization and referrals of members through coordination by the primary care physician. In addition to these network options, the Company's "Blue Advantage" product uses whole group underwriting to provide both the PPO and HMO products to groups desiring only one health care administrator and the ability to transition employees gradually into more restrictive managed care.

The following table sets forth the number of members in each of the Company's product groups for the last five years.


                          MEMBERSHIP BY NETWORK SYSTEM


                                                  AT DECEMBER 31,
                                                  ---------------
                             1992         1993         1994         1995         1996
                             ----         ----         ----         ----         ----

Commercial:
HMO......................     45,004       59,353       85,739      172,893      248,172
PPO......................    102,247      131,052      155,433      212,322      230,675
PAR......................    400,997      352,783      334,800      296,716      236,383
Other(1).................    150,586      156,737      158,503      149,109      177,266
                             -------      -------      -------      -------      -------
   Subtotal..............    698,834      699,925      734,475      831,040      892,496


                                                  AT DECEMBER 31,
                                                  ---------------
                             1992         1993         1994         1995         1996
                             ----         ----         ----         ----         ----

Self-funded:
HMO......................     15,679       24,728       34,243       48,255        9,479
PPO......................    283,716      313,744      321,863      336,414      363,754
PAR......................    369,041      334,692      318,297      321,522      361,959
ASO......................     78,163       78,903       77,481       63,826       35,620
                              ------       ------       ------       ------       ------
   Subtotal..............    746,599      752,067      751,884      770,017      770,812
FEP (PPO network)........    175,723      180,015      195,314      198,561      197,241
                             -------      -------      -------      -------      -------

Total....................  1,621,156    1,632,007    1,681,673    1,799,618    1,860,549
                           ---------    ---------    ---------    ---------    ---------

(1) "Other" members include enrollment from Medicare supplement plans, out-of-state student health care coverage (which was discontinued as of December 31, 1995) and Mid-South members for 1996.

As a result of the Company's increased emphasis on utilization management and cost control, the Company has achieved improvements in medical management statistics as set forth in the table below. The Company believes it has the opportunity for further improvement in these statistics through continued implementation of utilization management, illness and disease prevention programs and cost control programs.



                   NETWORK SYSTEMS UTILIZATION STATISTICS (1)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                        1992     1993     1994     1995     1996
                                        ----     ----     ----     ----     ----

Inpatient days per thousand
members...............................  329      299      278      266      240
Admissions per thousand members.......   69       64       64       66       64


(1) Includes PAR, PPO and HMO network members (medical, surgical and maternity admissions only).

Within the Company's network product offerings, employer groups may choose various funding options ranging from at-risk to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the claims are not underwritten by Trigon but are funded by the groups. Self-funded arrangements are typically utilized by large and mid-size groups. In addition, most self-funded groups purchase aggregate and/or claim specific stop-loss coverage. In exchange for a premium, the group's aggregate liability is capped for the year or the group's liability on any one episode of care is capped. Trigon charges self-funded groups an administrative fee which is based on the number of members in a group or the group's claims experience. Under the Company's self-funded arrangements, amounts due are recognized based on incurred claims plus administrative and other fees and any stop-loss premiums.

HMO NETWORKS

Trigon established its first HMO in 1984 and now operates six separate HMOs. HMO Virginia, Inc. is a federally qualified HMO that operates in the Richmond and Norfolk areas. HealthKeepers, Inc. is a state qualified HMO that operates primarily in the central, eastern, and southwestern areas of Virginia. Physicians Health Plan, Inc. ("PHP") is a federally qualified HMO operating in Northern Virginia, Washington D.C. and the surrounding Maryland counties. Peninsula Health Care, Inc. ("PHC"), a joint venture owned 51% by Trigon, is a state qualified HMO operating primarily on the Peninsula in Eastern Virginia. The Company owns 80% of Priority Inc. ("Priority") (acquired in 1995), which owns both a state qualified HMO and a federally qualified HMO operating in the Tidewater area in Eastern Virginia. Membership in these six HMOs has grown from 60,154 members as of December 31, 1991 to 257,651 members as of December 31, 1996. As of December 31, 1996, the HMO networks included approximately 2,600 primary care physicians, 8,300 specialist physicians and 63 hospitals throughout Virginia. All six of the HMOs are individual practice association ("IPA") models. In IPAs, physicians practicing in their own offices participate in a prepaid health care plan. The physicians are paid agreed-upon rates either through a fixed fee schedule or on a capitated basis. Each of Trigon's HMOs uses the Blue Cross and Blue Shield service mark except for PHP, which operates outside the area covered by the Company's license to use the service mark.

The Company's HMOs are able to provide for the delivery of health care services at lower costs than traditional health insurance plans due to their network provider arrangements which specify favorable rates and require utilization management and other cost control measures. Members choose a primary care physician who is responsible for coordinating health care services for the member. The HMO product portfolio is presented to customers as a stand alone HMO offering, or through "Blue Advantage," a program which includes HMO and PPO options administered and priced as a single program and which can only be utilized by groups that contract with Trigon on an exclusive basis.

Most HMO products have a copayment provision under which the member bears a portion of health care costs. Certain of the Company's HMOs offer a feature which permits the member to receive health care services from providers that are not part of the Company's HMO network at additional out-of-pocket cost to the member which includes a deductible and higher copayment obligation. The Company believes that copayment obligations, out-of-network costs and other obligations of these HMO plans enhance its ability to control costs by encouraging members to take more responsibility for their health care decisions.

MEDICAID AND MEDICARE HMO PRODUCTS. HealthKeepers, PHC and Priority market a Medicaid HMO product to participants in the Aid to Families with Dependent Children ("AFDC") program in the Peninsula, Tidewater and Central regions of Virginia. The Company also plans to introduce a Medicare HMO product late in 1997 within central Virginia, subject to approval by the Health Care Financing Administration.

PPO NETWORKS

The Company's PPO network is a statewide PPO network, which as of December 31, 1996 included approximately 15,000 physicians and 151 hospitals. There were 791,670 members enrolled in these PPO health care plans as of December 31, 1996. Approximately 24% of PPO members as of December 31, 1996 were employees of the Commonwealth of Virginia, whose plan includes the POS feature discussed below.

The Company's PPO products are similar to its HMO products in that they are able to provide for health care delivery at lower costs than traditional health insurance due to network provider arrangements which specify favorable rates and employ utilization management and other cost control measures. Members have copayment or coinsurance obligations for services rendered by network providers that are similar to those of the Company's HMO products. Trigon includes as part of its PPO network the option of including a POS feature in which each member chooses a primary care physician who is responsible for coordinating all health care services for the member. Unlike the HMO and PPO products electing the POS feature, members with the standard PPO products may seek care from any PPO network physician in the appropriate PPO network depending on services required. Appropriate copayments are charged at the time of services. PPO members have the option to receive health care services from providers that are not a part of the network, typically at substantial out-of-pocket costs. Trigon believes that copayments and out-of-network obligations of its PPO products enhance its ability to control costs by encouraging members to take more responsibility for their health care decisions.

Trigon's PPO network and products provide choice and flexibility to all types of customers in its markets. Providers accept payments for covered services which generally are lower than the allowance in the broader PAR network. For PPO products including the POS feature providers also receive reimbursement incentives for controlling unnecessary utilization costs. If a member chooses to receive out-of-network services, the member will be required to bear a larger portion of the total expenses for services.

The cost control methods used by the Company for its PPO products are similar to those the Company utilizes for its HMO products. Trigon endeavors to manage and control costs for its PPO products by negotiating favorable fee schedules with physicians and hospitals and through utilization management and other cost control measures. In addition, Trigon manages costs through pricing and product design decisions intended to influence the behavior of both providers and members, as well as by applying specific underwriting criteria to employer groups and individuals.

PAR NETWORK

Trigon's PAR network provides more traditional health coverage and included approximately 16,600 physicians and 153 hospitals as of December 31, 1996. The PAR network served 598,342 members as of December 31, 1996. The PAR network offers members more providers to choose from, greater customization of benefit design, and fewer restrictions in the use of non-network providers than the PPO network. The Company's strategy is to transition members from the PAR network to the more tightly managed PPO and HMO networks. However, Trigon expects that its PAR network and products will continue to be an important offering for groups desiring greater flexibility and choice in networks and benefits, as well as a source of new PPO and HMO members.

The Company's PAR network and products are able to provide for health care delivery at lower costs than many other traditional health plans due to network arrangements which specify favorable rates and encourage utilization management and other cost control measures. Members may choose any physician from the PAR network depending on services required, and are generally subject to annual deductible requirements and coinsurance. Trigon believes that annual deductibles and higher out-of-network costs of its PAR products enhance its ability to control costs by encouraging members to take more responsibility for their health care decisions.

In the PAR network, physicians accept payments for covered services and do not bill the members for the difference between the provider charges and the Company reimbursements. If a member chooses to receive out-of-network services under a PAR health plan, the member will be required to bear a larger portion of the total expenses for such services since the provider is able to bill the member for the difference between the provider's charge and the Company payment.

The cost control methods used by the Company for its PAR products are substantially similar to those the Company utilizes for its other managed care networks. Trigon endeavors to manage and control costs for its PAR products by negotiating favorable arrangements with physicians and hospitals, which include utilization management and other cost control measures. In addition, Trigon controls costs through pricing and product design decisions intended to influence the behavior of both providers and members, as well as by applying specific underwriting criteria to employer groups and individuals.

PROVIDER ARRANGEMENTS

Trigon's HMO networks have contracts with hospitals, physicians and other professionals at reduced rates, which are typically more favorable than rates for the Company's PPO and PAR networks. Almost all of the primary care physicians in the HMO networks are reimbursed on a capitated basis, while specialists are reimbursed based on a fee schedule. Some ancillary services, lab services, mental health and vision services are also capitated. These arrangements provide the incentive to control utilization and cost. The Company has not experienced any material problems involving the inability of physicians to perform their obligations under capitation arrangements because of physician insolvency or othewise. HMO network hospital provider contracts, typically two years in duration, are on a nonexclusive basis and are generally paid on the basis of per diems (fixed fee schedules where the daily rate is based on the type of service), per case per admission (fixed fee schedules for all services during a member's hospitalization), or a percentage of covered charges with limits on the subsequent year increases. The average rate negotiated with hospitals under this arrangement is lower than the hospital's average standard retail charges. Services not subject to special per case or per diem payment arrangements are generally paid according to a fee schedule or as a percentage of billed charges. Based on these payment arrangements, physicians and hospitals in the HMO networks have financial incentives to control health care costs.

PPO and PAR network hospital provider contracts are generally based upon per diem or per case or a percentage of covered charges arrangements that are typically lower than the hospital's average standard billing rates. The PPO provider contracts provide for rates that are generally more favorable than rates for the Company's PAR network. The Company is able to obtain discounted prices for services because of the volume of business it offers to healthcare providers that are part of the network. Hospital reimbursement rates are generally negotiated for terms of two years. Physician provider contracts also employ attractive fixed fee schedules which are below standard billing rates with the PPO contracts typically more favorable than the PAR network. Physician fee schedule payments are set by the Company using Resource Based Relative Value System methodologies and are generally adjusted annually. When considering whether to contract with a physician for its PPO or PAR networks, the Company conducts a credentialing program to evaluate the applicant's professional experience, including licensure.

UTILIZATION MANAGEMENT

Trigon also manages health care costs in its HMO networks by using utilization management systems guidelines for the HMO network that are intended to address quality of care and help to ensure that only appropriate services are rendered, and that such services are provided in the most cost-effective manner. The primary care physicians are considered to be the overall manager of the individual's health care needs. Primary care physicians manage and optimize care through the use of referrals and by approving all specialty care before it is rendered. In addition, under a utilization review program, the HMO reviews all high cost services needed by individual members which are not provided by the primary care physician. This review program is intended to ensure that all enrollees receive necessary, appropriate and cost-effective care. Focused case management techniques are used on all high cost cases. New medical technologies are reviewed in advance through Trigon's participation in a new technology evaluation program sponsored by the BCBSA and a large HMO company. Such review of new medical technologies attempts to ensure that only safe and effective new medical procedures are covered.

The Company also manages health care costs and quality by reviewing monthly cost and utilization trends within its HMO networks. Utilization rates and cases are reviewed in the aggregate and by service type to identify opportunities for better cost and quality control. In addition, the highest cost services are studied to determine if costs can be reduced by using new, less expensive technologies or by creating additional networks or contracts, such as networks for ambulatory care, to reduce provider costs.

The Company also manages health care costs in its PPO and PAR networks by adopting utilization management systems that are intended to reduce unnecessary procedures, admissions and other medical costs. The Company's utilization management systems guidelines for the PPO and PAR networks help to ensure that only appropriate services are rendered and that such services are provided in the most cost-effective manner. Trigon utilizes medical guidelines and requires pre-admission approvals of all hospital stays and concurrent review of length of stay. Trigon also retrospectively reviews physician practice patterns. Review of physician practice patterns may result in modifications and refinements to the PPO and PAR network of providers and network contractual arrangements. Physicians participating in the PPO network and in the POS program are required to meet certain economic profiling criteria that indicate cost effective and quality practice standards. Primary care and specialist providers in the POS program are periodically given utilization, cost and quality profiles, or "report cards." In the POS program, utilization management includes an outpatient review program, with pre-authorization of high-cost outpatient care, in addition to management of hospital care through precertification, concurrent review, case management and discharge planning capacity. Outpatient care is further controlled through claim edits designed to detect and correct inappropriate provider billing patterns. All new medical technologies are reviewed in advance in an attempt to ensure that only safe and effective new medical procedures are covered. Additionally, the POS program also employs a comprehensive case management program. In this program, the Company identifies those members having certain chronic diseases (such as asthma, hypertension and cancer) and proactively works with the member and the physician to facilitate appropriate treatment, help to ensure compliance with recommended therapies and educate members on lifestyle modifications to manage the disease. The Company believes that the program promotes the delivery of efficient care and helps to improve the quality of health care delivered.

As with its HMO network, Trigon further manages health care costs by reviewing monthly cost and utilization trends within its PPO and PAR networks.

QUALITY MANAGEMENT

Trigon's HMO quality assurance standards are modeled on those of the National Committee on Quality Assurance ("NCQA"), an independent, nonprofit institution that reviews and accredits health maintenance and managed care organizations. The quality improvement program instituted by the Company's HMOs provides for the review of medical care, service, outcomes of care, and the initial and ongoing review of the credentials of all network providers. This credentialing process includes a review of whether the provider has the necessary licenses, is qualified in the specialty indicated, and meets standards for safety, sanitation, and accessibility. The HMO reviews the findings with a quality improvement committee, which includes leading physicians from the HMO network. In addition, quality of care outcomes are monitored through profiling and data analysis, member satisfaction surveys, and problem case review. Two of Trigon's HMOs -- HealthKeepers and HMO Virginia -- sought NCQA accreditation in late 1994, but were denied accreditation in mid-1995, primarily because of a lack of NCQA-formatted documentation and tracking processes, and not due to any specific issues related to quality of care or service. The remaining Trigon HMO plans -- PHC, PHP and the two Priority HMO's -- did not seek accreditation in 1994. HealthKeepers, Trigon's largest HMO, applied for accreditation in 1996 and an NCQA-review took place in early 1997. The Company will not know the results of this review until later this year. The Company believes that the failure to receive NCQA accreditation has not materially affected the market acceptance of its HMO products.

The Company has an active program to evaluate the quality and appropriateness of care provided by its PPO and PAR networks. Provider credentialing, profiling and member satisfaction, along with monitoring of outcomes, and clinical studies are all performed to monitor and manage quality of care. Network physicians and other providers participate in quality management programs. Using the Company's computerized medical information database, these programs involve profiles of the tests, types of treatment and procedures performed for specific diagnoses by these physicians, as well as reviews of aggregate data.

SPECIALTY MANAGED HEALTH CARE PLANS

Trigon also offers specialty managed health care services through a number of specialized networks. The Company believes that these specialty networks and plans complement and facilitate the Company's marketing plans and enable the Company to attract employer groups and other members that are increasingly seeking a variety of options and services.

TRIGON PHARMACY PLANS. The Company offers several network-based retail card pharmacy programs administered by PAID Prescriptions, Inc., a subsidiary of Merck-Medco. Pharmacy network options include a broad "traditional" network, two PPO networks, and an HMO network. The HMO offers the tightest network with the deepest discounts. A mail order option with substantial discounts is also available. All managed pharmacy programs incorporate cost containment and quality assurance features including a drug formulary, manufacturer's rebates and both concurrent and retrospective drug utilization review programs. Future initiatives are expected to include pharmacy profiling, continued pharmacy audits, further integration of medical and pharmacy programs and provider risk-sharing. As of December 31, 1996, combined enrollment in all pharmacy programs totaled approximately 1.5 million members. Effective July 1, 1995, the Commonwealth of Virginia employees became participants in these pharmacy programs, in addition to their participation in the Company's managed care plans.

TRIGON DENTAL PLANS. The Company offers three network-based dental programs in most areas of the state -- PAR, PPO and HMO. The PAR and PPO programs are the broadest and most flexible, with more than 52% statewide provider participation. The HMO utilizes a smaller number of physicians under capitated arrangements. The programs are sold either as stand-alone products or in conjunction with the Company's medical plans.

MENTAL HEALTH PLANS. The Company has developed a mental health managed care program designed to enhance the quality and cost-effectiveness of mental health and substance abuse services for its customers. The program pre-authorizes treatment that is medically necessary, appropriate to the patient's condition and delivered in an efficient manner. This is accomplished using Trigon's network of credentialed providers and a case management approach to care. Providers must meet credentialing standards for network participation and are monitored for quality and cost-effectiveness. Contracts with preferred payment rates are in place for facilities and professional providers. The Company has risk-sharing arrangements with providers and has future plans to develop clinical practice guidelines, mental health provider profiling and outcomes studies.

ANCILLARY NETWORKS. The Company evaluates emerging high volume or high cost outpatient services to determine whether ancillary service networks will yield cost control benefits. Per diem and discounted fee for service contracts have been negotiated with participating home health care, home infusion and durable medical equipment providers. Cost and appropriateness of care are monitored through medical policy and pre-authorization on major home health visits.

SENIOR PLANS. Trigon offers numerous Medicare supplemental plans, which typically pay the difference between the health care cost incurred and the amount paid by Medicare. As of December 31, 1996, all of these Medicare supplemental plans were fee-for-service in nature. In 1992, the Commonwealth of Virginia adopted a National Association of Insurance Commissioners ("NAIC") proposal to standardize Medicare supplemental products. As of December 31, 1996, over 88,700 members were enrolled in pre-standardization products, all of which are community rated. As of the same date, Trigon had enrolled more than 39,200 members into six "standardized" products which are underwritten and entry age rated. Approximately 7,600 members enrolled in supplemental products are on Medicare due to disability. These disability members are pooled separately and community rated.

RELATED BUSINESSES

In addition to its core managed care business, the Company engages in several other health-related businesses including employee benefits administration, workers' compensation administration and health management services. Together, these businesses generated $25.7 million in revenues for the year ended December 31, 1996 (excluding $21.5 million of revenue from Health Communication Services, Inc., an electronic communication services subsidiary, which was sold on December 31, 1996), included in "Other Revenues" in the Company's financial statements. These businesses represent approximately 1% of the Company's total revenues, a trend which is expected to remain consistent in the next several years. Aside from their direct contribution to revenue, the Company believes these related businesses also provide Trigon with competitive advantages from single-source product offerings, cross-selling, market presence and as avenues into new markets.

HEALTH MANAGEMENT CORPORATION ("HMC") provides health management and promotion and data analysis services to both Trigon and to third parties. Through its health promotion services, HMC assists organizations to manage their own health risks with innovative solutions to managing health care with such products as Baby Benefits, Better Prepared and Healthy Returns. Baby Benefits provides maternity risk management, Better Prepared provides education and case management targeting those individuals with high cost chronic illnesses and Healthy Returns reinforces and financially rewards program participants for positive lifestyle choices. HMC products are currently marketed by the Trigon sales force as well as through direct sales to other organizations nationally. HMC continues to enhance its direct sales efforts as well as the development of alternative distribution channels to increase penetration of other markets nationally. In July, 1995 HMC acquired Healthy Homecomings, Inc., a women's health care company specializing in in-home post-maternity care and follow-up care after gynecological surgery.

MONTICELLO LIFE INSURANCE COMPANY ("MLIC") began operations in 1993 with the sale of student health products in several states followed by the marketing of group life and disability products to

Trigon groups. MLIC is currently licensed to do business in 47 states and the District of Columbia. MLIC provides the necessary vehicle for the marketing of managed care products outside the Virginia market. Currently, life products are sold primarily through the Trigon sales force to Virginia customers; managed care products are sold by a telemarketing staff as well as through a selected broker network.

MONTICELLO SERVICE AGENCY ("MSA") was established in 1972 for the purpose of marketing group life, accidental death, and disability products to Trigon groups. MSA concentrates its activity primarily on the small and regional lines of business where the packaging of group term life and disability with a health product is common. MSA products are currently underwritten primarily by MLIC.

TRIGON ADMINISTRATORS, INC. provides claims processing and third-party administrative services for employee benefit programs and property and casualty programs to employers in the mid-Atlantic states pursuant to an administrative services arrangement. Trigon Administrators, Inc. has two operational divisions, a property and casualty division and an employee benefits division. It has been conducting business since 1986, and currently has five claims offices located in Maryland, Virginia and North Carolina.

The property and casualty division handles workers' compensation and liability programs and currently has 73 customers. In addition to providing basic workers' compensation claims management services, this division actively manages each case in order to control medical costs. Provider networks are used as a part of this strategy. In 1992, this division began offering these cost containment services to self-administered workers compensation accounts as well as insurance companies. The employee benefits division handles group health, flexible benefits plans and COBRA administration and has 35,620 members as of December 31, 1996. The employee benefits division is qualified to do business in 8 states and the District of Columbia. Provider networks, case management and utilization review programs are used to help employers contain medical claims costs.

GOVERNMENT PROGRAMS

Trigon acts as an intermediary and administrative agent in servicing approximately 1.1 million Medicare Part A beneficiaries in Virginia and West Virginia. In 1996, the Company processed 3,287,062 Medicare Part A claims amounting to $2.9 billion of charges. Claims processed and the reimbursement for these claims are not included in the Company's consolidated statements of operations. However, the Company is reimbursed for operating expenses related to administering this business. In 1996, such expense reimbursements totaled $11.6 million. Trigon's Medicare program carries no underwriting risk.

Trigon also administers Virginia's portion of the BCBSA's national contract with the U.S. Office of Personnel Management ("OPM") to provide benefits through its PPO networks for approximately 200,000 federal employees and their dependents living in Virginia. The contract renews automatically for a term of one year each January 1, unless written notice is given by either party at least 60 days prior to the date of renewal. In 1996, Trigon recorded revenues of $356.7 million under this program, which represented 19% of total revenues. Under the program, a special Federal Employee Program ("FEP") reserve is maintained at the national level as protection against adverse claims trends. However, if the contract should terminate with a negative balance in the FEP special reserve, the losses would be allocated to participating plans or subcontractors based on a ratio of the Company's past five year claims experience as a percent of the total program's experience. As of December 31, 1996, the national reserve amounted to $3.6 billion or 6.5 months of program income. The national reserve, overall, has not been in a deficit position since the inception of the contract in 1960.

INFORMATION SYSTEMS

The Company develops and maintains its own information systems. Information systems have played and will continue to play a key role in ongoing plans to continually improve quality, lower costs and increase benefit flexibility for the Company's customers. Trigon's centralized, common database and analytical technologies allow for increasingly more sophisticated methods of managing costs and quality of care. The database includes comprehensive information on virtually all physicians and hospitals and one third of the population in Virginia, which assists Trigon in analyzing the medical and economic performance of providers and the medical and economic experience of specific customer groups and individuals. The Company believes that its information systems are a competitive advantage and are sufficient to meet its current needs and future expansion plans.

The majority of the Company's hardware has been acquired through staggered operating leases with terms of from two to four years. This allows the Company to take advantage of the declining cost of hardware and new technical capabilities without subjecting itself to residual value risk. The systems run on various platforms, the largest being a Hitachi Data Systems 8724 series mainframe computer.

The Company uses an integrated set of applications software to support marketing and underwriting, eligibility and billing, electronic claims submission, claims administration, managed care programs and corporate financial management. A combination of custom developed and licensed systems are used to meet the unique needs of different products and markets. An overall systems architecture is maintained to promote consistency of data, processing rules and flexibility. Different systems serving the unique products or markets feed data to a corporate information and decision support system. This decision support system provides a single source of information for all of the Company's data reporting and analytic needs. This includes operational and financial performance, underwriting and marketing analysis, utilization management and actuarial reporting.

COMPETITION

The health care industry is highly competitive both in Virginia and in other states in the southeastern and mid-Atlantic United States into which the Company principally intends to expand. Managed care companies, including large, well-capitalized companies which market managed care products nationwide, have targeted the southeastern and mid-Atlantic regions of the United States as being favorable for expansion, and have begun entering Virginia and markets targeted by Trigon in increasing numbers. In some cases, new market entrants, as well as existing health care companies, have competed with the Company for business by offering very favorable pricing terms to customers. This increased pricing pressure has adversely affected the Company's medical loss ratio during 1995 and 1996. The Company is facing this increased competition in the areas in which it is licensed to use the Blue Cross and Blue Shield service marks and tradenames, as well as the areas in which it operates without these service marks and tradenames. In areas outside of its licensed territory, the Company's ability to successfully compete may be adversely affected by its inability to use the Blue Cross and Blue Shield service marks and tradenames, by the presence of competitors that are able to use such service marks and tradenames in the areas, and by the Company's lack of substantial market share or established provider networks in these areas. The Company also faces competition from a trend among health care providers to combine and form their own networks in order to contract directly with employer groups and other prospective customers to provide health care services. There is no assurance that such overall increased competition will not exert strong pressures upon Trigon's profitability, its ability to increase enrollment or its ability to successfully pursue growth in areas both within and outside of Virginia.

The Company believes that it has effectively integrated its managed care programs into its traditional business, principally through its PPO and HMO networks and products. The trend in the health care industry is toward both vertical and horizontal integration coupled with significant levels of managed care, principally through HMOs. In the Company's principal geographic market areas, HMOs have a smaller share of the health care market than in other areas of the country, but the Company believes that HMOs will capture an increasing share of the health care market. The Company believes that it will be necessary to expand significantly its market share in the HMO market, in part by successfully transitioning its PAR and PPO members into HMOs, if it is to succeed in retaining a high overall market share in its existing geographic markets. There can be no assurance that the Company will succeed in significantly expanding its market share in HMOs.

INVESTMENTS

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital within acceptable levels of risk. The Company believes that concentration of investments in any one asset class is unwise due to constantly changing interest rates, market and economic conditions. A portion of the portfolio has been designated to meet the operating and liquidity needs of the Company. The liquidity portfolio is invested in short- to intermediate-term fixed income instruments with an average portfolio duration of three years or less and an average quality of AA or higher. Additional funds not required for liquidity needs are invested by internal and external money managers in fixed income and equity securities with the dual objective of generating income and safeguarding principal. The long-term fixed income portfolio is invested in governmental and corporate securities, both domestic and international, with a minimum average quality rating of AA or higher. The equity portfolio contains readily marketable investment securities (domestic and international) ranging from small growth to well-established Fortune 500 companies. During the first quarter of 1997, the Company reduced its equity allocation from 27.8% of the total portfolio at December 31, 1996 to approximately 15%. The Company currently plans to maintain the equity allocation at levels generally no greater than 15%. As a result of this shift, the Company expects greater than normal realized gains in the first quarter of 1997 and thereafter lower realized gains and a more consistent contribution to income from the investment portfolio.

Each external manager invests within certain guidelines established by the Company designed to fit into the overall investment strategy. These guidelines establish minimum quality and diversification requirements which, among other things, provide that no more than 5% of the individual manager's portfolio may be invested in securities of a single issuer. In addition, for those managers investing in international securities, there are additional guidelines to provide limitations on exposure to any one currency. At December 31, 1996, 25.5% of the portfolio was invested to meet the liquidity needs of the Company with an additional 46.7% in long-term fixed income (including derivative instruments) and 27.8% in equity portfolios. At December 31, 1996, 7.0% of the fixed income portfolio and 45.6% of the equity portfolio was invested internationally. The exposure to securities denominated in any one currency (other than U.S. dollars) was less than 3.8% at December 31, 1996.

At December 31, 1996 the investment portfolio was comprised of the following (in thousands):

                                                                       ESTIMATED         PERCENT OF
                                                                       FAIR VALUE        PORTFOLIO
                                                                       ----------        ----------
Fixed Income:
Domestic:
U.S. Treasury securities and obligations of
U.S. government agencies.....................................          $305,016             25.5%
Mortgage-backed obligations of U.S.
government agencies..........................................            70,756              5.9
Other mortgage-backed and asset-backed
securities...................................................           157,512             13.2
Domestic corporate bonds.....................................           103,924              8.7
Short-term debt securities with maturities of
less than one year...........................................           164,258             13.8
Foreign:
Debt securities issued by foreign
governments..................................................            40,188              3.4
Foreign corporate bonds......................................             7,503              0.6
Short-term debt securities with maturities of
less than one year...........................................            11,486              1.0
                                                                         ------              ---


                                                                       ESTIMATED         PERCENT OF
                                                                       FAIR VALUE        PORTFOLIO
                                                                       ----------        ----------
Total fixed income...........................................           860,643             72.1
                                                                        -------             ----

Equities:
Domestic equity securities...................................           180,452             15.1
Foreign equity securities....................................           151,284             12.7
                                                                        -------             ----

Total equities...............................................           331,736             27.8
Derivative Instruments.......................................             1,060              0.1
                                                                          -----              ---

Total investments............................................        $1,193,439            100.0%
                                                                     ----------            ------

As of December 31, 1996, the composition of the Company's fixed income investment securities by rating is as follows (in thousands):

                                                                    ESTIMATED          PERCENT OF
                         RATING (1)                                 FAIR VALUE            TOTAL
                         ----------                                 ----------         ----------

AAA..........................................................        $706,676               82.1%
AA...........................................................          25,102                2.9
A............................................................          24,013                2.8
BBB..........................................................          61,944                7.2
BB...........................................................          37,110                4.3
B............................................................           5,779                0.7
CCC or lower.................................................               -                  -
Not rated....................................................              19                0.0
                                                                           --                ---

Total........................................................        $860,643              100.0%
                                                                     --------              ------

(1) Ratings are assigned primarily by Standard & Poor's Corporation when available, with the remaining ratings assigned by Moody's Investor Service, Inc.

At December 31, 1996, $210.5 million, or 17.6% of the Company's investment portfolio, was invested internationally. This amount includes $20.2 million invested in U.S. dollar-denominated investment funds that are invested in international investment securities.

Derivative instruments consist of foreign currency forward contracts and foreign currency options. The Company enters into these instruments to manage its exposure to fluctuations in foreign currency exchange rates. The forward contracts involve the exchange of one currency for another at a future date and typically have maturities of six months or less. At December 31, 1996, the Company had forward exchange contracts outstanding to purchase approximately $11.9 million in foreign currencies and to sell approximately $24.4 million in foreign currencies (primarily German Mark, Japanese Yen, British Pound Italian Lira and Netherland Guilder). The gross unrealized gains and losses related to these contracts at December 31, 1996 aggregated $130,441 and $447,872, respectively. The foreign currency options involve purchased options to sell $34.2 million of foreign currencies (Japanese Yen and German Mark) at set prices. These options generally expire within twelve months. The gross unrealized gains related to these options at December 31, 1996 aggregated $835,205. There were no gross unrealized losses at December 31, 1996.

The Company has no investment in real estate or mortgage loans, other than through mortgage-backed securities. The Company does not enter into any derivative instruments other than the forward currency contracts, foreign currency options, and covered call options.

REGULATION

HEALTHCARE REFORM. During 1996, the Congress passed and the President signed into law the Health Insurance Portability and Accountability Act of 1996, and new federal mandates concerning mental health parity and maternity stays. Among other things, the new insurance reform law addresses group and individual market reforms (increasing the portability of health insurance), permits medical savings accounts on a trial basis, and increases the deductibility of health insurance for the self-employed. Although this legislation was recently adopted, the Company does not believe it will have a material adverse impact on its operations. In addition, many states, including states in which the Company does business, have enacted or are considering various health care reform statutes. The Virginia General Assembly has initiated health insurance market reform measures with the general objective of encouraging greater access to health insurance for small group employers and individuals. Those health insurance market reforms require all insurer and HMO carriers doing business in the small group employer market (employers with 2-99 employees) to limit waiting period restrictions for preexisting conditions to 12 months, to give credit for prior coverage, to guarantee the renewability of small employer group plans and to require whole group underwriting of small employer groups which would prohibit the exclusion from coverage or the charge of additional premiums for eligible employees or dependents because of health status. The definition of small employer will likely change to employers with 2-50 employees effective July 1, 1997, in accordance with legislation pending final action by the Virginia General Assembly.

The reforms also require all insurers and HMOs doing business in the primary small group market (employers with 2-25 employees) to offer and make available both an essential and a standard benefit plan to primary small group employers in addition to other insurance plans which they now market. Rating requirements apply to the two benefit plans, which will allow carriers to use the demographic risk classification factors of age, gender and geographic area. Variations in premiums charged by a small employer carrier based on claim experience, health status and duration are limited to a range of 20% above or 20% below the community rate filed by the carrier, defined as the average rate charged for the same or similar coverage to all of that carrier's primary small employer group business. The "make available" requirements will likely apply to all small employers starting July 1, 1997, in accordance with legislation pending final action by the Virginia General Assembly.

In addition, legislative reform in the individual health insurance market requires that all insurers and HMOs doing business in the individual market in Virginia limit the waiting period for preexisting conditions to 12 months, that credit toward waiting periods be given for prior coverage and that every individual insurance policy provide for renewability of coverage subject to certain exceptions.

Based on the Company's experience in both the small group and individual markets, its experience with existing reform measures in the small group employer market, and the accumulated actuarial data, the Company believes that those insurance reform measures will have no material adverse effect on the results of its operations. There can be no assurance, however, that additional regulatory initiatives will not be undertaken in the future, either at the federal or state level, to engage in structural reform of the health care industry in order to reduce the escalation in health care costs or to make health care more accessible. Such reform, if it occurs, could adversely affect Trigon's results of operations or financial condition.

HMO REGULATION. Trigon has six HMO subsidiaries, three of which are federally qualified HMOs. All of Trigon's HMO subsidiaries are licensed by the Commonwealth of Virginia and are subject to regulation and review by the State Corporation Commission, with which they must file periodic reports. In addition, one of the HMO subsidiaries is licensed by and subject to regulation and review by the State of Maryland, with which it must file periodic reports. Among the areas regulated by Virginia and Maryland law are policy forms, market conduct, quality assurance, covered benefits, contracts between the HMO and its health care providers, the HMO's financial condition, including net worth requirements, and the geographic service area of an HMO.

In addition, Trigon's federally qualified HMOs are also subject to regulation and review by the U.S. Department of Health and Human Services and certain other federal authorities, with which they must file periodic reports. Areas covered by federal law are similar to those covered by state law and regulation.

INSURANCE HOLDING COMPANY REGULATION. Trigon Healthcare, Inc. is not regulated as an insurance company but, as the direct or indirect owner of all the capital stock of Trigon Insurance, Monticello Life Insurance Company and Mid-South, is regulated as an insurance holding company and subject to the insurance holding company acts of Virginia and North Carolina, the states in which the insurance company subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer and its affiliates. The Virginia insurance holding company laws and regulations generally require insurance companies within an insurance holding company system to register with the State Corporation Commission, and to file with the State Corporation Commission certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Virginia insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent holding companies and affiliates.

Additionally, holding company acts (including those of Virginia and North Carolina) restrict the ability of any person to obtain control of an insurance company without prior regulatory approval. Under Virginia insurance holding company laws and regulations, the acquisition of control of a Virginia insurer or a person controlling a Virginia insurer, including Trigon Healthcare, Inc. requires the prior approval of the State Corporation Commission. Without such approval (or an exemption), no person may acquire any voting security of an insurance holding company which controls a Virginia insurance company, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

INSURANCE COMPANY REGULATION. Trigon Insurance and its subsidiaries are subject to the insurance laws and regulations of the Commonwealth of Virginia, the domiciliary state of Trigon Insurance and its subsidiaries (except Mid-South which is domiciled in North Carolina and is subject to the laws and regulations of that state). In addition, Trigon Insurance and its subsidiaries are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed or authorized to do business. These insurance laws and regulations generally give state regulatory authorities broad supervisory, regulatory and administrative powers over insurance companies and insurance holding companies with respect to most aspects of their insurance businesses. This regulation is intended primarily for the benefit of the policyholders and members of insurance companies and not investors. Regulatory authorities exercise extensive supervisory power over health and life insurance companies with respect to the licensing of insurance companies; the approval of forms and insurance policies used; the nature of, and limitations on, an insurance company's investments; the periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. Trigon Insurance, Monticello Life, and Mid-South are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, Trigon Insurance, Monticello Life, and Mid-South are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business. Some states impose surcharges on all insurance companies operating in the state except for the Blue Cross plan or plans operating there. The Company does not believe that these surcharges will materially affect its ability to expand outside of Virginia because the surcharges have generally not been imposed in the states in which the Company principally intends to expand and, if imposed, would likely apply equally to all non-Blue Cross companies operating in the state.

RISK-BASED CAPITAL REQUIREMENTS. In 1994, Virginia adopted new statutory risk-based capital ("RBC") requirements for health and other insurance companies. Such requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an insurer's investments and products. The formula for calculating such RBC requirements, set forth in instructions adopted by the NAIC, is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company's business. Under these laws, an insurance company must submit a report of its RBC level to the State Corporation Commission as of the end of the previous calendar year.

The Virginia RBC requirements categorize insurance companies according to the extent to which they meet or exceed certain RBC thresholds. The law requires increasing degrees of regulatory oversight and intervention as an insurance company's RBC declines. These degrees of regulatory action are triggered by the RBC level of an insurance company as follows: (i) a "Company Action Level Event" (requiring the insurance company to inform and obtain approval from the Virginia Insurance Commissioner of a comprehensive financial plan for increasing its
RBC), which would occur if, among other things, an insurance company's RBC falls below 200% of its authorized control level RBC requirement, or if an insurance company's RBC falls below 250% of its authorized control level RBC requirement and has a negative trend; (ii) a "Regulatory Action Level Event" (resulting in, in addition to the requirement of a financial plan, regulatory actions including examination of an insurance company's assets, liabilities and operations followed by an order specifying such corrective actions as the Virginia Insurance Commissioner determines to be appropriate), which would occur if, among other things, an insurance company's RBC falls below 150% of its authorized control level RBC requirement; (iii) an "Authorized Control Level Event" (resulting in, in addition to the regulatory actions specified above, such actions as are necessary to cause an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding if deemed to be in the best interests of policyholders, creditors and the public), which would occur if, among other things, an insurance company's RBC falls below 100% of its authorized RBC level; and (iv) a "Mandatory Control Level Event" (resulting in, on a mandatory basis, such actions as are necessary to cause an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding), which would occur if, among other things, an insurance company's RBC falls below 70% of its authorized control level RBC requirement.

As of December 31, 1996, the RBC levels of Trigon Insurance, Monticello Life, and Mid-South, as calculated in accordance with the NAIC RBC instructions, exceeded all RBC thresholds.

RESTRICTIONS ON DIVIDENDS. In the event Trigon Healthcare determines to pay dividends, the principal source of funds to pay dividends to stockholders would be dividends received by Trigon Healthcare from its subsidiaries, including Trigon Insurance. Virginia insurance laws and regulations restrict the payment of extraordinary dividends declared by insurance companies, including health care insurers such as Trigon Insurance, in a holding company system. An insurance company is prohibited from paying an extraordinary dividend unless it obtains the approval of the State Corporation Commission. The State Corporation Commission must approve or disapprove the dividend within thirty days after receiving notice of the declaration of the dividend. If the State Corporation Commission does not disapprove the dividend within thirty days, the distribution is considered approved. An extraordinary dividend is one which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, exceeds the lesser of (i) 10% of the insurance company's surplus to policyholders as of the preceding December 31st or (ii) the insurance company's net income (not including realized capital gains) for the preceding calendar year. Further, an insurance company may not pay a dividend unless, after such payment, its surplus to policyholders is reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The State Corporation Commission may bring an action to enjoin or rescind the payment of any dividend or distribution that would cause the insurance company's statutory surplus to be unreasonable or inadequate.

The maximum amount available during 1997 for payment of dividends by Trigon Insurance to Trigon Healthcare without the prior approval of the State Corporation Commission is $60.9 million.

North Carolina, Mid-South's domiciliary state, similarly restricts the payment of dividends by their domiciliary insurance companies.

ASSESSMENTS AGAINST INSURERS. Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred by insolvent insurance companies. Most state insolvency or guaranty association laws, including Virginia's, currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable where Mid-South is licensed even if no premium is received). Substantially all of Trigon's premiums are currently derived from insurance underwritten in Virginia.

Under the Virginia Life, Accident and Sickness Insurance Guaranty Association (the "Association") Act, assessments against insurance companies which issue policies of accident or sickness insurance, such as Trigon Insurance, are made retrospectively and are based (up to prescribed limits) upon the ratio of (i) the insurance company's premiums received in Virginia over the previous three calendar years on accident and sickness insurance, to (ii) the aggregate amount of premiums received by all assessed member insurance companies over such three calendar years on accident and sickness insurance. The guaranty fund and assessments made under the act are administered by the Association, which has its own board of directors selected by member insurers with the approval of the State Corporation Commission. An assessment may be abated or deferred by the Association if, in the opinion of the board, payment would endanger the ability of the member to fulfill its contractual obligations, but the other member insurers may be assessed for the amount of such abatement or deferral. Any such assessment paid by a member insurance company may be offset against its premium tax liability to the Commonwealth of Virginia in each succeeding year in an amount not to exceed 0.05 (one twentieth) of one percent of the member's direct gross premium income for the class of insurance for which the insurer is assessed. The amount and timing of any future assessments, however, cannot be reasonably estimated and are beyond the control of the Company. There is currently legislation pending within Virginia that will change the methodology by which these amounts are offset against the premium tax liability. Under the proposed legislation, any assessments issued after January 1, 1998 will be offset against the premium tax liability over the ten calendar years following the year of the payment, in amounts equal to ten percent of the amount paid.

VIRGINIA'S OPEN ENROLLMENT PROGRAM. The Commonwealth of Virginia has an open enrollment program, pursuant to which Trigon Insurance is required to offer comprehensive accident and sickness insurance contracts to individuals and to groups of fewer than 50 members without imposition of certain underwriting criteria that would deny coverage on the basis of medical condition, age or employment status. As an incentive for participating in the open enrollment program, Trigon Insurance pays Virginia premium tax of three-fourths of one percent (0.75%) on premiums received from accident and sickness insurance, (other than insurance issued to certain small employers) rather than the general Virginia premium tax of two and one fourth percent (2.25%). This general Virginia premium tax applies to accident and sickness insurance premiums received by Trigon Insurance from certain small employers. To withdraw from the open enrollment program, Trigon Insurance would be required to give 24 months advance notice of withdrawal to the State Corporation Commission. Over the last five years, the loss suffered by Trigon Insurance on the health care insurance policies issued by it under its open enrollment program to uninsurable risks has been covered by the premium tax reduction received by it for participating in the open enrollment program. There can be no assurance that any losses suffered by Trigon Insurance on the health care insurance policies issued by it under the open enrollment program would continue to be aligned with this premium tax reduction.

There is currently legislation pending within Virginia that would require all carriers offering coverage to groups of fewer than 50 members to offer coverage without imposition of certain underwriting criteria that would deny coverage on the basis of medical conditions, age, or employment status. This would change the open enrollment program such that the definition of open enrollment contracts would include only individuals. If this legislation is enacted, effective January 1, 1998, the Company would pay a premium tax rate of three-fourths of one percent (0.75%) on individual business only and would pay a rate of 2.25% on all group business. The Company does not expect this proposed change to have a significant impact on its financial results.

BANKRUPTCY AND INSOLVENCY. In the event of a default on any debt incurred by Trigon Healthcare or the bankruptcy of Trigon Healthcare, the creditors and stockholders of Trigon Healthcare would have no right to proceed against the assets of Trigon Insurance or any other subsidiary of Trigon Healthcare. If Trigon Insurance were subject to a rehabilitation or liquidation proceeding, such proceeding would be brought by the State Corporation Commission which would act as the receiver with respect to such insurance company's property and business. All creditors of Trigon Insurance, including, without limitation, members and, if applicable, the various state guaranty associations, would be entitled to payment in full from such assets before Trigon Healthcare, as a stockholder, would be entitled to receive any distributions therefrom.

THE BLUE CROSS BLUE SHIELD LICENSE

The Company and its subsidiaries have the exclusive right to use certain Blue Cross and Blue Shield service marks and tradenames for all of their plans and products throughout Virginia other than a small portion of the northern Virginia suburbs adjacent to Washington, D.C. The license requires a fee to be paid to BCBSA equal to total association expenses allocated to members based upon enrollment and premium. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross and Blue Shield name and service marks as well as provide certain coordination among plan and provider services. BCBSA has 59 primary licensee members, each of which holds exclusive rights to use the Blue Cross and/or Blue Shield name and service mark in specific geographic areas, subject to annual licensing fees and certain other guidelines. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. Trigon uses other BCBSA licensees to provide certain health care services to its members outside Virginia and provides service in Virginia to customers of other BCBSA licensees.

The Company has no right to use the Blue Cross and Blue Shield service marks and tradenames outside of its designated territory within the Commonwealth of Virginia. The Company and its subsidiaries intend to conduct their businesses outside of Virginia under the name "Trigon" without reference to the Blue Cross and Blue Shield service marks and tradenames.

The Company's license from the BCBSA will terminate if any person, without the prior approval of a majority of the disinterested members of BCBSA, acquires securities representing 20% or more of the voting control of the Company. In addition, BCBSA may terminate the license if any person acquires securities representing 5% or more of the outstanding voting stock of the Company, BCBSA concludes that such stock ownership is detrimental to the Blue Cross and Blue Shield service marks and tradenames and a supermajority of the disinterested members of BCBSA vote for termination.

Trigon Healthcare's Articles contain certain provisions which are intended to prevent any holder from acquiring shares in excess of the limits set forth in the Company's license agreement. However, there can be no assurance that a court would enforce these provisions, or that if these provisions were not enforced that the Company would retain the license from BCBSA. If the BCBSA license were to be terminated, there would be a material adverse effect on the Company's business and operations, which the Company does not believe it can meaningfully quantify.

The license agreements between BCBSA and its licensees prohibit a licensee from entering into certain transactions which would result in an unlicensed entity obtaining control of the licensee or acquiring a substantial portion of the licensee's assets related to services provided under the Blue Cross or Blue Shield service marks. The license agreements also require that a licensee pay to BCBSA a specific amount upon termination of the license agreement, subject to certain limited exceptions. The amount payable upon termination of the license agreement is equal to $25 multiplied by the number of the licensee's members receiving products or services sold or administered under the Blue Cross or Blue Shield service marks, subject to reduction to the extent the payment of such fee would cause such licensee to fall below certain capital requirements established by the BCBSA.

RATING

Trigon Insurance is presently assigned a claims paying ability rating of "AA-(Excellent)" by Standard & Poor's Rating Group. Standard & Poor's ratings are based on an analysis of the financial condition and operations of an insurance company and its ability to pay future claims. Such ratings are not directed to the protection of investors and are subject to review and change over time.

EMPLOYEES

As of December 31, 1996, the Company had 3,961 full-time employees. The employees are primarily located in Richmond and Roanoke, Virginia, with employees also located in Maryland, Missouri, Georgia, Texas, North Carolina, South Carolina, West Virginia and Pennsylvania. The Company believes that its relationship with its employees is good. No employees are subject to collective bargaining agreements. In January 1997, the Company announced that it planned to eliminate 276 positions during 1997.

SERVICE MARKS

The Company has registered and maintains several service marks, trademarks and tradenames at the federal level, in the Commonwealth of Virginia and in certain other states. "Trigon," "Keycare" and "HealthKeepers" are included among these marks. Although the Company considers its registered service marks, trademarks and tradenames important in the operation of its business, the business of the Company is not dependent on any individual service mark, trademark or tradename. For a discussion of the Company's license to use certain Blue Cross and Blue Shield service marks and tradenames, see "The Blue Cross Blue Shield License."

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions. Certain information contained in this Form 10-K is forward-looking within the meaning of the Act or Securities and Exchange Commission rules. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company. Set forth below are certain important factors that, in addition to general economic conditions and other factors, some of which are discussed elsewhere in this Form 10-K, may affect these forward-looking statements and the Company's business generally.

ESCALATING HEALTH CARE COSTS AND THE HEALTH CARE INDUSTRY. The Company's profitability depends in large part on accurately predicting and effectively managing health care costs. Predicting medical costs is difficult partially due to the variability of medical inflation. Trigon continually reviews and adjusts its premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could adversely affect the medical loss ratios. Certain of these factors, which include changes in health care practices, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond any health plan's control and could adversely affect the Company's ability to accurately predict and effectively control health care costs.

Competitive price pressures in the health insurance and managed care industry, which generally result from the entry and exit of health care companies in the marketplace, historically have resulted in, or contributed to, pricing and profitability cycles. The extent to which recent structural changes in the managed health care and health insurance industry have altered cyclical patterns is uncertain. There can be no assurance, however, that a continuation of the typical cyclical pattern will not adversely affect the profitability of the Company in the next few years.

COMPETITION. The health care industry is highly competitive both in Virginia and in other states in the southeastern and mid-Atlantic United States into which the Company principally intends to expand. See "Competition". There is no assurance that the overall increased competition will not exert strong pressures upon Trigon's profitability, its ability to increase enrollment, or its ability to successfully pursue growth in areas both within and outside of Virginia.

The trend in the health care industry is toward both vertical and horizontal integration coupled with significant levels of managed care, principally through HMOs. In the Company's principal geographic market areas, HMOs have a smaller share of the health care market than in other areas of the country, but the Company believes that HMOs will capture an increasing share of the health care market. The Company believes that it will be necessary to significantly expand its market share in the HMO market, in part by successfully transitioning its PAR and PPO members into HMOs, if it is to succeed in retaining a high overall market share in its existing geographic markets. There can be no assurance that the Company will succeed in significantly expanding its market share in HMOs.

GOVERNMENT REGULATION. The Company and its subsidiaries are subject to federal and state regulation. See "Government Regulation". Regulatory initiatives may be undertaken in the future, either as the federal or state level, to engage in structural reform of the health care industry in order to reduce the escalation in health care costs or to make health care more accessible. Such reform, if it occurs, could adversely affect Trigon's results of operations or financial condition.

POTENTIAL ADVERSE REACTION TO THE DEMUTUALIZATION. The Company is not aware of any potential material adverse customer reaction to the Demutualization. However, there can be no assurance that the conversion of the Company to a stock corporation in connection with the Demutualization or the fact that certain customers did not receive stock in the Demutualization will not adversely affect the marketability of the Trigon products or that the current members or providers will not object to Trigon's conversion to a stock corporation and either cancel or decline to renew their contracts.

POTENTIAL RISKS ASSOCIATED WITH GROWTH THROUGH ACQUISITIONS. As a result of the expansion of managed care companies into Virginia and the southeastern and mid-Atlantic regions of the United States, the competition to purchase health care companies has intensified, which in many instances has resulted in significant increases in the costs of acquiring such companies, and which could affect the availability of attractive acquisition opportunities. In addition, the Company has no significant experience in expanding its managed health care business outside Virginia. There can be no assurance that the Company will successfully identify or complete acquisitions or that any acquisitions, if completed, will perform as expected or will contribute significant revenues or profits to the Company.

The Company's ability to expand successfully outside of Virginia through acquisitions or otherwise may be adversely affected by its inability to use the Blue Cross and Blue Shield service marks and trademarks outside of the Company's licensed territory in Virginia, by the Company's lack of substantial market share or established provider networks outside of Virginia and by the presence of competitors with strong market positions in these areas.

CONCENTRATION OF BUSINESS IN VIRGINIA. While the Company's growth strategy includes expansion outside Virginia, for the foreseeable future a significant portion of the Company's revenues may be subject to economic factors specific to Virginia. Therefore, there can be no assurance that a downturn in the Virginia economy would not adversely affect the Company.

POTENTIAL LOSS OF BLUE CROSS AND BLUE SHIELD SERVICE MARKS AND TRADENAMES. Trigon and the BCBSA are parties to a license agreement pursuant to which the Company and its subsidiaries have the exclusive right to use certain Blue Cross and Blue Shield service marks and tradenames for their products throughout Virginia other than certain northern Virginia suburbs adjacent to Washington, D.C. See "The Blue Cross Blue Shield License". If the BCBSA license were to be terminated, there would be no material adverse effect on the Company's business and operations, which the Company does not believe it can meaningfully quantify.

To the extent that the Company continues to use the Blue Cross and Blue Shield service marks and tradenames in marketing its managed care products, there can be no assurance that any negative publicity concerning the BCBSA and other BCBSA licensees will not adversely affect the sales of the Company's managed care products and the Company's operations.

Item 2. Properties.

The Company is headquartered in Richmond, Virginia, where it owns a four-story building with 265,000 square feet. The Company also owns an office facility and warehouse in Roanoke, Virginia with 201,000 square feet and an office facility in Fayetteville, North Carolina with 71,000 square feet. The Company leases an additional 435,000 square feet at various other locations in Richmond, Virginia. The Company also leases space at two other facilities in Roanoke, Virginia comprising 52,000 square feet.

The Company leases 59,000 square feet for regional offices throughout Virginia and 27,600 square feet for office space in Maryland, North Carolina, West Virginia, Pennsylvania, Missouri, Texas and South Carolina.

Item 3. Legal Proceedings.

(a) The Company is the defendant in one lawsuit that has been filed by a self-funded employer group in connection with the Company's past practices regarding provider discounts. The suit claims that the Company was obligated to credit the self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plan. The suit seeks $1.2 million in compensatory damages plus unspecified punitive damages. The Company is also presently the subject of 10 other claims by self-funded employer groups related to the Company's past practices regarding provider discounts, some of which involve larger amounts of withheld discounts. The Company is communicating with these groups, and lawsuits have not been filed in connection with these claims. The Company believes that additional discount-related claims may be made against it. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the financial condition of the Company. The Company cannot make an estimate of loss, if any, or predict whether or not such claims and litigation will result in a material adverse effect on the Company's results of operations in any particular period.

The Company and certain of its subsidiaries are involved in various other legal actions occurring in the normal course of its business. While the ultimate outcome of such litigation cannot be predicted with certainty, in the opinion of Company management, after consultation with counsel responsible for such litigation, the outcome of those actions is not expected to have a material adverse effect on the financial condition of the Company. In general, the Company believes that the increase in the managed care content of its products has not materially affected its exposure to litigation relating to health care coverage provided to its members.

(b) Termination of Proceedings. Since November 1993, the Company has been in discussions with the United States Department of Labor (the "DOL") regarding the manner in which the Company handled provider discounts for self-funded health benefit plans. In September 1995, the DOL notified the Company that it viewed the Company's retention of provider discounts during the period from 1990 through 1993 and its failure to disclose the amounts of those discounts as violations of certain provisions of the Employee Retirement Income Security Act ("ERISA"). In March 1997, the DOL notified the Company that it had concluded its investigation, and that it contemplated no further action at this time regarding the Company's role as a service provider to ERISA covered self-funded health benefit plans.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Class A Common Stock, $.01 par value (the "Common Stock), has been traded on the New York Stock Exchange under the symbol TGH since January 31, 1997. As of March 25, 1997, the Company had 147,995 shareholders of record.
The high and low closing sales prices for the Common Stock for the period from January 31, 1997 through March 25, 1997 were $19.50 and $16.00, respectively, as reported on the New York Stock Exchange Composite Tape.

The Company has not paid cash dividends on its Common Stock and anticipates that all earnings in the foreseeable future will be retained to finance the continuing development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions.

To the extent that the Company determines to pay dividends in the future, the principal source of funds to pay dividends to stockholders would be dividends received by the Company from its subsidiaries, including Trigon Insurance. Virginia insurance laws and regulations restrict the payment of dividends by health care insurance companies, such as Trigon Insurance, in a holding company structure. See "Part 1 - Business -- Regulation." In addition, under the terms of the Company's $300 million revolving credit agreement, the Company may not pay dividends on the Common Stock unless the aggregate of all dividends paid by the Company plus payments to purchase, redeem or otherwise acquire capital stock of the Company (other than the Commonwealth Payment) does not exceed the sum of
(i) $10,000,000 plus (ii) 50% of the consolidated net income (or minus 100% of consolidated net loss) of the Company for the period from the effectiveness of the Demutualization through the end of the most recently completed fiscal quarter, plus (iii) an amount (not to exceed $50,000,000) equal to 50% of the cumulative cash dividends paid out of income of certain subsidiaries of the Company earned prior to January 1, 1997 and received by the Company after the date of the revolving credit agreement and before December 31, 1997. The maximum amount available during 1997 for payment of dividends by Trigon Insurance to Trigon Healthcare without the prior approval of the State Corporation Commission is $60.9 million. See "Part I - Regulation -- Restrictions on Dividends".

Item 6. Selected Financial Data.

Refer to pages 12 and 13 of Trigon Healthcare Inc.'s Annual Report to Shareholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Refer to pages 14 through 19 of Trigon Healthcare Inc.'s Annual
Report to Shareholders, which are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Refer to pages 20 through 41 of Trigon Healthcare Inc.'s Annual Report to Shareholders, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Refer to pages 2 and 3 of the Company's definitive Proxy Statement dated March 13, 1997, which are incorporated herein by reference solely as they relate to this item.

Item 11. Executive Compensation.

Refer to pages 7 through 12, "Compensation of Executive Officers", of the Company's definitive Proxy Statement dated March 13, 1997, which are incorporated herein by reference solely as they relate to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Refer to pages 4 and 5, "Beneficial Ownership of Securities", of the Company's definitive Proxy Statement dated March 13, 1997, which are incorporated herein by reference solely as they relate to this item.

Item 13. Certain Relationships and Related Transactions.

R. Gordon Smith, a director of the Company, is a partner of McGuire, Woods, Battle & Boothe, L.L.P., a law firm which regularly provides legal services to the Company and its subsidiaries.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) The following documents are filed as part of this report.
      1.Financial Statements from Trigon Healthcare Inc.'s Annual Report to
        Shareholders

         -- Consolidated Balance Sheets as of December 31, 1995 and 1996
                (page 20)
         -- Consolidated Statements of Operations for the years ended
                December 31, 1994, 1995 and 1996 (page 21)
         -- Consolidated Statements of Changes in Surplus for the years ended
                December 31, 1994, 1995 and 1996 (page 22)
         --Consolidated Statements of Cash Flows for the years ended
                December 31, 1994, 1995 and 1996 (page 23)
         -- Summary of Significant Accounting Policies (pages 24 through 26) -- Notes to Consolidated Financial Statements (pages 27 through 39) -- Independent Auditors' Report (page 40)

       2.Financial Statement Schedules.  Not applicable

       3.Exhibits.  The following is a list of exhibits to this Form 10-K.

Exhibit
Number            Description
-------           -----------
   2           -- Amended and Restated Plan of Demutualization. *

   3.1         -- Amended and Restated Articles of Incorporation of Trigon
                  Healthcare, Inc.*

   3.2         -- Amended and Restated Bylaws of Trigon Healthcare, Inc.

   4           -- Form of Stock Certificate (other Instruments Defining the
                  Rights of Security-Holders).*

   10.1        -- License Agreement by and between the Blue Cross and Blue
                  Shield Association and the Company.
                         (a) Blue Cross License
                         (b) Blue Shield License

   10.2        -- Limited Fixed Return Plan for Certain Officers and Directors
                  of the Company. *

   10.3        -- Long-Term Incentive Plan for Certain Officers and Directors of
                  the Company. *

   10.4        -- Non-Contributory Retirement Program for Certain Employees of
                  the Company. *

   10.5        -- Supplemental Executive Retirement Program for Certain
                  Employees of the Company.*

   10.6        -- Salary Deferral Plan for Norwood H. Davis, Jr.. *

   10.7        -- Employment Agreement dated as of March 13, 1996 by and between the Company and Norwood H. Davis, Jr..*

   10.8        -- Employment Agreement dated as of August 4, 1995 by and between the Company and Phyllis L. Cothran.*

   10.9        -- Employee Thrift Plan of the Company. *

   10.10       -- 401(k) Restoration Plan of the Company .*

   10.11       -- First Amendment to the Employee Thrift Plan of the Company,
                  dated as of February 19, 1997.

   10.12       -- Employment Agreement dated as of December 12, 1990 by and between the Company and John C. Berry. *

   10.13       -- Employment Agreement dated as of May 30, 1996 by and between the Company and Ronald H. Bargatze.

   10.14       -- Credit Agreement dated as of February 5, 1997 among Trigon
                  Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

   10.15       -- 1997 Stock Incentive Plan (incorporated by reference to
                  Exhibit A of the Company's Proxy Statement dated March 13,
                  1997).

   10.16       -- Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit B of the Company's Proxy Statement dated March 13,
                  1997).

   10.17       -- Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit C of the Company's Proxy Statement dated March 13, 1997).

   13          -- Excerpts from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

   21          -- Subsidiaries of the Registrant. *

   23          -- Consent of KPMG Peat Marwick LLP.

   27          -- Financial Data Schedule.

* Incorporated by reference to the Company's Registration Statement on Form S-1 (registration number 333-09773).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Henrico, Commonwealth of Virginia, on March 27, 1997.

                                              TRIGON HEALTHCARE, INC.

                                              By: /s/ THOMAS G. SNEAD, JR.
                                                  ------------------------
                                                      THOMAS G. SNEAD, JR.

                                              Title:         TREASURER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                           TITLE                        DATE
      ---------                           -----                        ----

/s/ NORWOOD H. DAVIS, JR.           Chairman (Principal           March 27, 1997
------------------------------       Executive Officer)
NORWOOD H. DAVIS, JR.


/s/ THOMAS G. SNEAD, JR.            Treasurer (Principal          March 27, 1997
------------------------------          Financial and
THOMAS G. SNEAD, JR.                 Accounting Officer)

/s/ HUNTER B. ANDREWS
------------------------------      Director                      March 21, 1997
HUNTER B. ANDREWS, ESQ.

/s/ LENOX D. BAKER, JR.
------------------------------      Director                      March 24, 1997
LENOX D. BAKER, JR., M.D.

/s/ JAMES K. CANDLER
------------------------------      Director                      March 27, 1997
JAMES K. CANDLER

/s/ JOHN COLE, JR.
------------------------------      Director                      March 29, 1997
JOHN COLE, JR., M.D.

/s/ JOHN L. COLLEY, JR.
------------------------------      Director                      March 27, 1997
JOHN L. COLLEY, JR., PH.D.

/s/ ROBERT M. FREEMAN
------------------------------      Director                      March 25, 1997
ROBERT M. FREEMAN



      SIGNATURE                           TITLE                        DATE
      ---------                           -----                        ----


/s/ WILLIAM R. HARVEY
------------------------------      Director                      March 27, 1997
WILLIAM R. HARVEY

/s/ ELIZABETH G. HELM
------------------------------      Director                      March 21, 1997
ELIZABETH G. HELM

/s/ GARY A. JOBSON
------------------------------      Director                      March 25, 1997
GARY A. JOBSON

/s/ FRANK C. MARTIN, JR.
------------------------------      Director                      March 21, 1997
FRANK C. MARTIN, JR.

/s/ DONALD B. NOLAN
------------------------------      Director                      March 21,  1997
DONALD B. NOLAN, M.D.

/s/ WILLIAM N. POWELL
------------------------------      Director                      March 24, 1997
WILLIAM N. POWELL

/s/  J. CARSON QUARLES
------------------------------      Director                      March 25, 1997
J. CARSON QUARLES

/s/ R. GORDON SMITH
------------------------------      Director                      March 27, 1997
R. GORDON SMITH

/s/ HUBERT R. STALLARD
------------------------------      Director                      March 24, 1997
HUBERT R. STALLARD

/s/ JACKIE M. WARD
------------------------------      Director                      March 21, 1997
JACKIE M. WARD

/s/ STIRLING L. WILLIAMSON, JR.
------------------------------      Director                      March 21, 1997
STIRLING L. WILLIAMSON, JR.

                                 EXHIBIT INDEX


Exhibit
Number                     Description
-------                    -----------

3.2                        -- Amended and Restated Bylaws of Trigon Healthcare,
                               Inc.

10.1                       -- License Agreements by and between the Blue Cross
                               and Blue Shield Association and the Company.
                                   (a) Blue Cross License
                                   (b) Blue Shield License

10.11                      -- First Amendment to the Employee Thrift Plan of the
                              Company, dated as of February 19, 1997.

10.13                      -- Employment Agreement dated as of May 30, 1996 by
                              and between the Company and Ronald H. Bargatze.

10.14                      -- Credit Agreement dated as of February 5, 1997
                               among Trigon Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

10.15                      -- 1997 Stock Incentive Plan (incorporated by
                               reference to Exhibit A of the Company's Proxy Statement dated March 13, 1997).

10.16                      -- Employee Stock Purchase Plan (incorporated by
                               reference to Exhibit B of the Company's Proxy Statement dated March 13, 1997).

10.17                      -- Non-Employee Directors Stock Incentive Plan
                               (incorporated by reference of Exhibit C to the Company's Proxy Statement dated March 13, 1997).

13                         -- Excerpts from the Company's Annual Report to
                               Shareholders for the fiscal year ended December 31, 1996.

23                         -- Consent of KPMG Peat Marwick LLP.

27                         -- Financial Data Schedule.