Form 10-Q
period 1997-03-31
TRIGON HEALTHCARE INC
filed 1997-05-15
CIK 1017747

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended March 31, 1997

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ........... to ...........

                        Commission File Number: 001-12617

                             Trigon Healthcare, Inc.
             (Exact name of registrant as specified in its charter)

            Virginia                                            54-1773225
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

  2015 Staples Mill Road, Richmond, VA                             23230
 (Address of principal executive offices)                        (Zip Code)

     (Registrant's telephone number, including area code)      (804) 354-7000

    _______________________________ Not Applicable_________________________
    (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 [x] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Title of each class                    Outstanding at May 7, 1997
         -------------------                    --------------------------
  Class A Common Stock, $0.01 par value              42,300,022 shares

TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
FIRST QUARTER 1997 FORM 10-Q
TABLE OF CONTENTS


                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

                   Consolidated Balance Sheets as of December 31, 1996
                         and March 31, 1997                                 1

                   Consolidated Statements of Operations for the Three
                         Months Ended March 31, 1996 and 1997               2

                   Consolidated Statements of Changes in Stockholders'
                         Equity for the Three Months Ended
                         March 31, 1996 and 1997                            3

                   Consolidated Statements of Cash Flows for the Three
                         Months Ended March 31, 1996 and 1997               4

                   Notes to Consolidated Financial Statements             5-8

      ITEM 2.      Management's Discussion and Analysis of Financial
                              Condition and Results of Operations        8-14

PART II.    OTHER INFORMATION

      ITEM 1.      Legal Proceedings                                       14

      ITEM 6.      Exhibits and Reports on Form 8-K                        15


SIGNATURES

ITEM 1. Financial Statements

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)






                                                                              December 31,    March 31,
                           Assets                                                  1996         1997
                           ------                                             ------------  ------------
                                                                                             (Unaudited)
 Current assets
             Cash                                                           $      31,482   $     28,492
             Investment securities, at estimated fair value                     1,182,420      1,225,598
             Premiums and other receivables                                       390,997        372,571
             Deferred income taxes                                                 16,572         35,094
             Other assets                                                          10,035         12,557
                                                                               -----------   -----------
                               Total current assets                             1,631,506      1,674,312

 Property and equipment, net                                                       49,545         48,297
 Deferred income taxes                                                             48,170         43,177
 Goodwill and other intangibles, net                                               76,043         74,707
 Restricted investments, at estimated fair value                                   11,019          9,181
 Other assets                                                                      16,865         17,314
                                                                               ----------    -----------
                               Total assets                                  $  1,833,148   $  1,866,988
                                                                               ==========    ===========

                 Liabilities and Stockholders' Equity
                 ------------------------------------

 Current liabilities
             Medical and other benefits payable                              $    421,440   $    425,111
             Unearned premiums                                                     91,164        100,504
             Accounts payable and accrued expenses                                 86,966         73,484
             Other liabilities                                                    198,893        195,775
             Obligation for Commonwealth Payment                                   87,500              -
                                                                                 --------       --------
                          Total current liabilities                               885,963        794,874

 Obligation for Commonwealth Payment, noncurrent                                   87,500              -
 Obligations for employee benefits, noncurrent                                     57,679         61,118
 Medical and other benefits payable, noncurrent                                    53,107         60,527
 Long-term debt                                                                     4,880         89,880
 Minority interest in subsidiaries                                                  4,239          4,527
                                                                                ----------     ---------
                               Total liabilities                                1,093,368      1,010,926
                                                                                ----------     ---------
 Stockholders' Equity

             Common stock                                                               -           423
             Capital in excess of par                                                   -       845,682
             Retained earnings                                                    706,259        13,162
             Net unrealized gain (loss) on investment securities,
                          net of deferred income taxes of $18,032 in 1996
                          and ($1,734) in 1997                                     33,521        (3,205)
                                                                                ---------     ---------
                                Total stockholders' equity                        739,780       856,062

 Commitments and contingencies (Note 5)                                                 -             -
                                                                              -----------   -----------
                                Total liabilities and stockholders' equity    $ 1,833,148   $ 1,866,988
                                                                              ===========   ===========


                 See Notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               For the three-months ended March 31, 1996 and 1997
                     (in thousands, except per share data)






                                                                                    Three Months Ended March 31,
                                                                            --------------------------------------------
                                                                                     1996                  1997
                                                                            --------------------     -------------------
Revenues
       Premium and fee revenues
             Commercial                                                            $ 319,589             $ 346,842
             Federal Employee Program                                                 86,736                91,074
             Amounts attributable to self-funded arrangements                        248,866               246,181
             Less:  Amounts attributable to claims under self-
                  funded arrangements                                               (224,105)             (222,250)
                                                                            -------------------   ---------------------
                                                                                     431,086               461,847
       Investment income                                                              11,193                17,682
       Net realized gains                                                             15,214                25,312
       Other revenues                                                                 12,714                 6,923
                                                                           --------------------   ---------------------
                      Total revenues                                                 470,207               511,764
                                                                           --------------------   ---------------------
       Medical and other benefit costs
             Commercial                                                              265,792               291,841
             Federal Employee Program                                                 82,277                86,683
                                                                            -------------------    --------------------
                                                                                     348,069               378,524
       Selling, general and administrative expenses                                   91,324                88,170
       Interest expense                                                                    -                   572
                                                                            -------------------    --------------------
                      Total expenses                                                 439,393               467,266
                                                                            --------------------    -------------------
Income before income taxes and extraordinary item                                     30,814                44,498
       Income tax expense (benefit)                                                    5,425                15,265
                                                                            ---------------------   -------------------
Income before extraordinary item                                                      25,389                29,233
Extraordinary item - costs of demutualization,
        net of income taxes                                                           (2,239)                    -
                                                                            ---------------------    ------------------
Net income                                                                      $     23,150        $       29,233
                                                                            =====================   ===================
Net income after Demutualization and IPO                                                            $       13,162
                                                                                                    ===================
Net income per share after Demutualization and IPO                                                  $         0.31
                                                                                                    ===================
Weighted average common shares outstanding                                                                  42,300
                                                                                                    ===================
Pro forma Information (note 4)
  As reported
      Income before income taxes and extraordinary item                         $     30,814          $     44,498
      Income tax expense                                                              (5,425)              (15,265)
  Pro forma adjustments
      Pro forma interest expense                                                      (1,206)                 (634)
      Pro forma income tax (expense) benefit                                          (4,938)                  217
                                                                            ---------------------- -------------------
Pro forma income before extraordinary item                                            19,245                28,816
      Extraordinary item, net of income tax, as reported                              (2,239)                    -
                                                                            ---------------------- -------------------
Pro forma net income                                                            $     17,006          $     28,816
                                                                            ======================== =================
Pro forma income before extraordinary item per share                            $       0.45          $       0.68
                                                                            ======================== =================
Pro forma net income per share                                                  $       0.40          $       0.68
                                                                            ======================== =================
Pro forma weighted average common shares outstanding                                  42,300                42,300
                                                                            ======================== =================


                 See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
               For the three-months ended March 31, 1996 and 1997
                                 (in thousands)



                                                                                        Unrealized
                                                                                       gains (losses)
                                                Common     Capital in     Retained     on investment
                                                stock     excess of par   earnings     securities, net     Total
                                              --------    -------------   ---------    ---------------  -----------
Balance at January 1, 1996                    $      -    $           -   $ 700,565    $    39,506      $   740,071

Net income                                                                   23,150                          23,150
Change in unrealized gains (losses)
      on investment securities, net                                                         (3,080)          (3,080)
                                              --------    -------------   ---------    -----------      -----------

Balance at March 31, 1996                     $      -    $           -   $ 723,715    $    36,426      $   760,141
                                              ========    =============   =========    ===========      ===========






Balance at January 1, 1997                    $      -    $           -   $ 706,259    $    33,521      $   739,780

Net income before Demutualization                                            16,071                          16,071
Issuance of 24,475,022 shares to eligible
    policyholders in the Demutualization and
    cash payment to eligible policyholders
    lieu of shares of common stock                 245          630,665    (722,330)                        (91,420)
Issuance of 17,825,000 shares in the Initial
    Public Offering, net of expenses               178          215,017                                     215,195
Net income after Demutualization                                             13,162                          13,162
Change in unrealized gains (losses)
      on investment securities, net                                                        (36,726)         (36,726)
                                              --------    -------------   ---------    -----------      -----------

Balance at March 31, 1997                     $    423    $     845,682   $  13,162    $    (3,205)     $   856,062
                                              ========    =============   =========    ===========      ===========


                 See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the three-months ended March 31, 1996 and 1997
                                 (in thousands)






                                                                                  Three Months Ended March 31,
                                                                     --------------------------------------------------
                                                                             1996                         1997
                                                                     -------------------           --------------------
Net income                                                           $      23,150                 $     29,233
       Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                     3,949                        4,047
           Accretion of discounts and amortization of premiums, net            375                       (2,410)
           Decrease in allowance for doubtful accounts receivable              382                          105
           Decrease in accounts receivable                                  17,819                       18,265
           Increase in other assets                                         (1,514)                      (3,243)
           Increase in medical costs payable                                19,028                       11,493
           Increase in unearned premiums                                     7,780                        9,340
           Increase (decrease) in accounts payable and accrued
             expenses                                                        2,070                      (13,482)
           Increase in other liabilities                                     7,178                        5,696
           Change in deferred income taxes                                  (1,398)                       6,238
           Decrease in obligation for commonwealth payment                       -                     (175,000)
           Increase (decrease) in minority interest                           (183)                         288
           Increase in obligations for employee benefits                     6,355                        3,439
           Loss on disposal of fixed assets                                     13                            1
           Realized investment gains, net                                  (15,214)                     (25,312)
                                                                     --------------          --------------------
                  Net cash provided (used) by operating activities          69,790                      (131,302)
                                                                     --------------          --------------------
       Cash flows from investing activities:
         Proceeds from sale of property and equipment                            7                            68
         Capital expenditures                                               (3,420)                       (2,175)
         Investment securities purchased                                  (957,206)                   (1,620,402)
         Proceeds from investment securities sold                          743,165                     1,232,984
         Maturities of fixed income securities                             260,368                       317,362
         Cash paid for purchase of subsidiaries, net of cash acquired      (82,389)                            -
                                                                     --------------          --------------------
                   Net cash used by investing activities                   (39,475)                      (72,163)
                                                                     --------------          --------------------
       Cash flow from financing activities:
         Proceeds from long-term debt                                            -                        85,000
         Payments to members in lieu of common stock
            pursuant to Plan of Demutualization                                  -                       (91,420)
         Net proceeds from issuance of common stock                              -                       215,195
         Change in outstanding checks in excess of bank balance            (19,781)                       (8,300)
                                                                     --------------          --------------------
                   Net cash provided (used) by financing activities        (19,781)                      200,475
                                                                     --------------          --------------------
       Net increase (decrease) in cash                                      10,534                        (2,990)
       Cash - beginning of period                                           29,263                        31,482
                                                                     --------------          --------------------
       Cash - end of period                                           $     39,797                  $     28,492
                                                                     ==============          ====================


                 See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     1.     BASIS OF PRESENTATION

            The accompanying consolidated financial statements prepared by Trigon Healthcare, Inc. and its subsidiaries (collectively, "Trigon" or the "Company") are unaudited, except for the balance sheet information as of December 31, 1996, which is derived from the Company's audited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

            In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the full year.

            Certain prior period amounts have been reclassified to conform to the current period presentation.

     2.     LONG TERM DEBT

            In February 1997, the Company entered into a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. At March 31, 1997, $85 million had been borrowed and remained outstanding under the credit agreement, the proceeds of which were used to make a payment to the Commonwealth of Virginia in accordance with a Plan of Demutualization and Initial Public Offering ("IPO"). The weighted average interest rate during the period the borrowings were outstanding during the first quarter of 1997 was 5.675%.

     3.     INCOME TAXES

            The effective tax rate for the quarter ended March 31, 1997 approximates the statutory federal rate of 35%. The effective tax rate for the quarter ended March 31, 1996 is 17.6%. The 1996 rate was reduced by the realization of alternative minimum tax credits during that quarter.

     4.     NET INCOME PER SHARE AND PRO FORMA INFORMATION

            Net income and net income per share after Demutualization and IPO reflect net income and net income per share for the period after the effective date of the Demutualization and IPO (February 5, 1997 through March 31, 1997). Pro forma information gives effect to the Demutualization and IPO as if they had occurred on January 1, 1996, consistent with the Company's pro forma presentation in its Form S-1 filed on January 29, 1997, in connection with its IPO. The pro forma information assumes:

            o interest expense at 5.675 percent per annum for 1996 and 1997 on borrowings used to fund a portion of the Commonwealth Payment. The interest rate used reflects the actual weighted average rate in effect during the period the borrowings were outstanding during the first quarter 1997. The pro forma interest expense reflected for 1997 represents interest expense prior to the actual borrowing of funds used to make a portion of the Commonwealth Payment. Actual interest expense for the period subsequent to the borrowings is included in income before income taxes and extraordinary item. Actual interest rates can vary on the current borrowing. A 1/8 percent change in the interest rate of the current outstanding borrowings would have changed interest expense by approximately $106,000 per annum.

            o adjustment of the effective income tax rate for 1996 to the 35 percent statutory federal rate in conformity with the Company's pro forma presentation in its Form S-1 filing.

            o the actual effective income tax rate of 34.3% for 1997. The pro forma income tax benefit for 1997 represents the income tax benefit associated with the pro forma interest expense adjustment.

            All per share amounts presented are calculated based on 42,300,022 weighted average shares outstanding and presumed outstanding for the periods.

5.          LITIGATION

            The Company is the defendant in three lawsuits that have been filed by self-funded employer groups in connection with the Company's past practices regarding provider discounts. The suits claim that the Company was obligated to credit each self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plans. Collectively, the suits seek $2.5 million in compensatory damages plus unspecified punitive damages. The Company is also presently the subject of four other claims by self-funded employer groups related to the Company's past practices regarding provider discounts, some of which involve larger amounts of withheld discounts. The Company is communicating with these groups, and lawsuits have not been filed in connection with these claims.

            The Company believes it is still possible that additional discount-related claims may be made against it. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the financial condition of the Company. The Company cannot make an estimate of loss, if any, or predict whether or not such claims and litigation will result in a material adverse effect on the Company's results of operations in any particular period.

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

            Since November 1993, the Company has been in discussions with the United States Department of Labor (the "DOL") regarding the manner in which the Company handled provider discounts for self-funded health benefit plans. In September 1995, the DOL notified the Company that it viewed the Company's retention of provider discounts during the period from 1990 through 1993 and its failure to disclose the amounts of those discounts as violations of certain provisions of the Employee Retirement Income Security Act ("ERISA"). In March 1997, the DOL notified the Company that it had concluded its investigation, and that it contemplated no further action at that time regarding the Company's role as a service provider to ERISA covered self-funded health benefit plans.

6.          SUBSEQUENT EVENT

            At the Company's Annual Meeting of Shareholders on April 16, 1997, the Company's shareholders approved the 1997 Stock Incentive Plan, the Employee Stock Purchase Plan and the Non-Employee Directors Stock Incentive Plan. In accordance with the terms of the Non-Employee Directors Stock Incentive Plan, options to purchase 10,000 shares at an amount equal to the fair market value of the stock at the date of grant were granted to each of the Company's 16 non-employee directors on April 16, 1997. The total shares under option are 160,000.

7.          RECENT ACCOUNTING PRONOUNCEMENT

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This statement provides new accounting and reporting standards for earnings per share. It will replace the currently used primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if all stock options and other stock-based awards, as well as convertible securities, were exercised and converted into common stock. This statement, effective for December 31, 1997 financial statements, requires that prior period earnings per share data be restated. The Company does not expect adoption of this statement to have a material impact on earnings per share amounts.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

Substantially all of the revenues of Trigon Healthcare, Inc. and its Subsidiaries (collectively, "Trigon" or the "Company") are generated from premium and fees received for health care services provided to its members and from net investment income. Trigon's expenses are primarily related to health care services provided which consist of payments to physicians, hospitals, and other providers. A portion of medical costs expense for each period consists of an actuarial estimate of claims incurred but not reported to Trigon during the period. The Company's results of operations depend in large part on its ability to accurately predict and effectively manage health care costs.

The Company offers a diversified mix of managed care products, including managed health maintenance organizations ("HMO"), preferred provider organizations ("PPO"), point-of-service ("POS") and traditional indemnity products with access to the Company's participating provider networks ("PAR"). The Company also provides a broad array of medicare supplemental plans as well as specialty products including pharmacy, dental, life, worker's compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

The Company participates in the Federal Employee Program (the "FEP"), a national contract with the U. S. Office of Personnel Management ("OPM"), to provide benefits through its PPO network for approximately 208,000 federal employees and their dependents living in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance based share of the national program's overall profit.

Within the Company's network product offerings, employer groups may choose various funding options ranging from at-risk to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the customers bear all or a portion of the underwriting risk.

MEMBERSHIP

The following table sets forth the Company's membership data by network:

                                                      As of March 31,

                                                    1996          1997
                                                    ----          ----
     Commercial:
     HMO                                          198,929        248,267
     PPO                                          213,167        235,172
     PAR                                          274,191        227,085
     Medicaid HMO                                  24,111         33,861
     Medicare Supplement                          128,122        127,671
     Non-Virginia                                  51,321         54,165
                                                ---------      ---------
        Subtotal                                  889,841        926,221
     Self-Funded/ASO                              707,809        692,103
     Federal Employee Program                     199,266        208,249
                                                ---------      ---------
     At Risk and Self-Funded Enrollment         1,796,916      1,826,573
     Processed for other Blue Cross and Blue
              Shield Plans (ASO)                   66,434         39,378
                                                ---------      ---------
     Total Members                              1,863,350      1,865,951
                                                =========      =========


 PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

  The following table sets forth the premium and premium equivalents by network:

                                          For  the Three Months Ended March 31,


                                               1996            1997
                                               ----            ----

Commercial:
HMO                                        $   74,224       $   97,064
PPO                                            79,791           86,972
PAR                                           107,571           92,229
Medicare Supplement                            51,135           52,848
Non-Virginia                                    6,868           17,729
                                            ---------        ---------
Subtotal                                      319,589          346,842
Self-funded/ASO                               248,866          246,181
Federal Employee Program                       86,736           91,074
                                            ---------        ---------

Total Premium and Premium Equivalents
                                           $  655,191       $  684,097
                                           ==========       ==========


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Premium and fee revenues increased 7.1% from $431.1 million in the first quarter of 1996 to $461.8 million in the first quarter of 1997, primarily due to membership growth in the Company's PPO and HMO networks offset by expected declines in PAR network enrollment and the full quarter impact of the February 1996 acquisition of Mid-South Insurance Company ("Mid-South"). Commercial HMO revenues grew from $74.2 million in the first quarter of 1996 to $97.0 million in the first quarter of 1997, a growth rate of 30.8%. The $22.8 million increase in commercial HMO revenues is attributable to increased enrollment as a result of a shift in members from PAR and PPO networks into the HMO networks and from enrollment of new HMO members (collectively accounting for $19.0 million of the increase) and an increase of 4.2% in the average revenue per member (accounting for $3.8 million of the increase). Commercial PPO revenues grew from $79.8 million for the first quarter of 1996 to $87.0 million for the first quarter of 1997, an increase of 9.0%, driven primarily by enrollment growth. Commercial PAR revenues declined from $107.6 million for the first quarter of 1996 to $92.2 million for the first quarter of 1997 as a result of the transition of members to the more tightly managed HMO and PPO networks. Premium revenues on a per member per month basis for the Company's commercial business increased 1.5% from $123.99 for the first quarter of 1996 to $125.82 for the same period in 1997. First quarter of 1997 per member per month premiums for Virginia commercial business grew approximately 3% from the corresponding period in 1996, excluding the effects of the introduction of a PPO product for indivi-duals. This growth consisted of individual increases of approximately 4% for PAR and Medicare supplement business, nearly 5% for the HMOs and approximately 2.5% for PPO business. The full quarter impact of the Mid-South acquisition increased Non-Virginia revenues $11.0 million, with Mid-South revenues increas-ing from $5.6 million for the period from February 29, 1996 (the date of the acquisition) through March 31, 1996 to $16.6 million for the first quarter of 1997. FEP revenues increased 5.0% from $86.7 million in the first quarter of 1996 to $91.1 million in the first quarter of 1997 as a result of increased medical costs reimbursed by OPM.

The total number of members served by the Company remained nearly constant, increasing 0.1% over the first quarter of 1996. Commercial enrollment grew by 4.1% to 926,221 members from the first quarter of 1996. Enrollment in the HMO networks increased 26.5% over the first quarter of 1996 and, at March 31, 1997, accounted for 15.1% of the Company's total enrollment and 30.5% of the Company's commercial enrollment. Enrollment in the PPO networks increased 10.3% over the prior year and, at March 31, 1997, represented 25.4% of the Company's commercial enrollment. The increases in the HMO and PPO networks were offset by an expected decline of 17.2% in the Company's PAR network as members migrated into more tightly managed networks. The PAR network enrollment represented 24.5% of the Company's total commercial enrollment at March 31, 1997.

Investment income increased 58% from $11.2 million in the first quarter of 1996 to $17.7 million in the first quarter of 1997. In addition, net realized gains increased from $15.2 million in the first quarter of 1996 to $25.3 million for the same period in 1997. The increase in investment income reflects the continued increase in the overall size of the investment portfolio over the past year and the Company's strategy to shift a larger portion of the investment portfolio to fixed income investments. The majority of this shift took place in early 1997, as the equity portfolio was reduced from 27.8% of the total portfolio at December 31, 1996 to approximately 15% at March 31, 1997. This shift is also the primary factor for the increase in net realized gains in 1997. As of March 31, 1997, net unrealized losses totaled $4.9 million compared to $51.6 million in net unrealized gains at December 31, 1996. The significant decrease is attributable to the realization of gains as a result of reducing the equity portfolio in early 1997.

Other revenues decreased by 45.5% from $12.7 million in the first quarter of 1996 to $6.9 million in the first quarter of 1997. The decrease in other revenues is a largely the result of the sale of the Company's electronic communication services subsidiary, Health Communication Services, Inc. (HCS), on

December 31, 1996. Through the first quarter of 1996, HCS contributed $5.5 million in third-party revenues.

Medical costs increased 8.7% from $348.1 million in the first quarter of 1996 to $378.5 million for the same period in 1997. The $30.5 million increase is primarily the result of enrollment growth of 26% in the HMOs ($16.3 million), the full quarter impact of the Mid-South acquisition ($7.6 million) and an increase in FEP medical costs to be reimbursed by OPM ($4.4 million). The medical cost per member per month for the Company's commercial business increased 2.7% from $103.12 for the first quarter of 1996 to $105.87 for the same period in 1997. Combined with a 1.5% increase in commercial premiums, the loss ratio on commercial business deteriorated from 83.2% in the first quarter of 1996 to 84.1% in the first quarter of 1987. The deterioration was attributable to several factors. The primary impact came from a $1.5 million unfavorable adjustment for one of the company's HMOs to recognize the understatement of the year-end 1996 medical cost liability. In addition, the claims expense for the Company's Medicare supplement product serving the elderly was higher than anticipated, coming primarily in early January and believed to be associated with lingering effects of the flu epidemic late in 1996. Outpatient and pharmacy costs also continued to increase at somewhat higher than anticipated rates, primarily in the HMOs, and both are targets of aggressive cost-containment initiatives by the Company.

Selling, general and administrative expenses declined by 3.5% from $91.3 million in the first quarter of 1996 to $88.2 million in the first quarter of 1997. The decrease is a result of the sale of HCS on December 31, 1996 ($5.0 million reduction) offset by the full quarter impact of the Mid-South acquisition ($3.0 million increase) and Company-wide streamlining and cost-containment activities including a nearly 6% reduction in headcount, excluding HCS. The Company will continue to build on its efforts to reduce administrative expenses through increasing electronic claims submissions, the centralization of customer service functions, streamlining the business acquisition and renewal process and consolidating certain internal operations.

Income before income taxes and extraordinary item increased 44.4% from $30.8 million in the first quarter of 1996 to $44.5 million in the first quarter of 1997. The net increase is attributable to a $10.1 million increase in net realized gains, a $6.5 million improvement in investment income, and a $2.3 million decrease in operating income (defined as total revenues excluding investment income and net realized gains less total expenses excluding interest expense). As discussed above, the increase in net realized gains and investment income is primarily due to the shift of a larger portion of the Company's investment portfolio to fixed income securities in early 1997. The decrease in operating income is due to higher medical costs due to a $1.5 million unfavorable 1996 claims liability adjustment, increased medical costs for the Medicare supplement product and higher outpatient and pharmacy costs.

The Company's effective tax rate was 17.6% for the first quarter of 1996 compared to 34.3% for the first quarter of 1997. The effective rate for the first quarter of 1996 was reduced primarily by the realization of alternative minimum tax credits during the quarter. The 1997 rate approximated the 35% statutory federal rate. The Company believes that in the future its effective tax rate as reflected in its financial statements should continue to approximate 35%.

Income before extraordinary item increased from $25.4 million in the first quarter of 1996 to $29.2 million for the same period in 1997, due primarily to improved investment income and net realized gains, offset by lower operating income and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premiums and fees received and investment income. The primary uses of cash include health care benefit expenses and capitation payments, brokers' and agents' commissions, administrative expenses, income taxes and repayment of long-term debt. Trigon generally receives premium revenues in advance of anticipated claims for related health care services.

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates, market and economic conditions; accordingly the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of reducing risk and maximizing overall return. The fixed income portfolio includes government and corporate securities, both domestic and international with an average quality rating of A as of March 31, 1997. The portfolio had an average contractual maturity of 7.7 years as of March 31, 1997. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international equity portfolio is diversified by industry, country and currency-related exposure. The Company enters into foreign currency exchange forward contracts and foreign currency options to manage its exposure to fluctuations in foreign currency exchange rates on its foreign debt and equity investments. During the first quarter of 1997, the Company reduced its equity portfolio from 27.8% at December 31, 1996 to approximately 15% of the total portfolio. The Company currently plans to maintain the equity portfolio at levels generally no greater than 15%. As a result of this shift, the Company experienced greater than normal realized gains in the first quarter of 1997 and expects lower realized gains and a more consistent contribution to income from the investment portfolio in the future.

Cash provided (used) by operating activities for the three months ended March 31, 1996 and 1997 was $69.8 million and $(131.3) million, respectively. The significant decrease in cash provided by operations in 1997 is primarily due to the $175 million Commonwealth Payment made in the first quarter of 1997. This decrease in cash provided by operating activities is offset by increased cash provided by financing activities, described in detail below.

Net cash used by investing activities increased $32.7 million, from $39.5 million in the first quarter of 1996 to $72.2 million in the first quarter of 1997. This increase is primarily due to investment purchases made with cash flows from net proceeds from the initial public offering in February 1997.

Cash provided (used) by financing activities increased $220.3 million over the first quarter of 1996 from $(19.8) million to $200.5 million in the first quarter of 1997 primarily due to the initial public offering and borrowing under a credit agreement. Effective February 5, 1997, the Company completed its conversion from a mutual insurance company to a stock insurance company in accordance with a Plan of Demutualization (the "Demutualization"). In accordance with the Demutualization, Blue Cross and Blue Shield of Virginia ("Virginia BCBS") changed its name to Trigon Insurance Company, Inc. (d/b/a Trigon Blue Cross Blue Shield) and became a wholly owned subsidiary of Trigon Healthcare, Inc., a holding company. The membership interests of Virginia BCBS's eligible members were converted into common stock of Trigon Healthcare, Inc., or, in certain circumstances, cash. The Plan of Demutualization also required the Company to complete an Initial Public Offering of stock simultaneously with the conversion. Accordingly, Trigon Healthcare, Inc. issued 17.8 million shares of common stock at $13 per share in an IPO generating net proceeds of $215.2 million. In connection with the Demutualization, the Company was required to make a payment of approximately $175 million to the Commonwealth of Virginia (the "Commonwealth Payment"). The Company used approximately $90 million of the net proceeds and $85 million in borrowings under a revolving credit agreement to fund this payment. The Company also used approximately $91.4 million of the offering proceeds to pay certain eligible members cash in lieu of shares of common stock that would otherwise be issued to such eligible members pursuant to the Demutualization.

In connection with the Demutualization and initial public offering, the Company entered into a $300 million dollar revolving credit agreement which expires in February 2002. The credit agreement calls for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. At March 31, 1997, $85 million had been borrowed and remained outstanding under this credit agreement, the proceeds of which were used to pay a portion of the Commonwealth Payment at the time of the Demutualization and IPO.

The Company believes that cash flow generated by operations and its cash and investment balances will be sufficient to fund continuing operations, capital expenditures and debt repayment costs for the foreseeable future. The nature of the Company's operations is such that cash receipts are principally premium revenues typically received up to three months prior to the expected cash payment for related health care services. The Company's operations are not capital intensive, and there are currently no commitments for major capital expenditures to support existing business.

FORWARD-LOOKING INFORMATION

This Item, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and this Form 10-Q contain certain forward-looking statements, including among other things statements concerning future earnings, premium rates, enrollment and medical and administrative costs. Actual results could differ materially from those discussed. Factors that could cause actual results to differ materially include government action, the effect of competition on premium rates and increasing medical costs. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in the Company's Annual Report on Form 10-K under the caption "Forward-Looking Information".

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

(a) The Company is the defendant in three lawsuits that have been filed by self-funded employer groups in connection with the Company's past practices regarding provider discounts. The suits claim that the Company was obligated to credit each self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plans. Collectively, the suits seek $2.5 million in compensatory damages plus unspecified punitive damages. The Company is also presently the subject of four other claims by self-funded employer groups related to the Company's past practices regarding provider discounts, some of which involve larger amounts of withheld discounts. The Company is communicating with these groups, and lawsuits have not been filed in connection with these claims. The Company believes it is still possible that additional discount-related claims may be made against it. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the financial condition of the Company. The Company cannot make an estimate of loss, if any, or predict whether or not such claims and litigation will result in a material adverse effect on the Company's results of operations in any particular period.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
(A)   EXHIBITS

The following is a list of exhibits filed with this Form 10-Q:

EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------

  10.1 -- Form of Executive Continuity Agreement between Trigon Insurance Company and Ronald H. Bargatze and certain other executive officers.
  10.2 -- Form of Executive Continuity Agreement between Trigon Insurance Company and John C. Berry and certain other executive officers.
  11   -- Computation of per share earnings for the three months ended March 31,
          1997. Exhibit omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in part I of this Form 10-Q. There is no difference between primary and fully-diluted per share earnings for the three months ended March 31, 1997.
  27   -- Financial Data Schedule.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (b)    REPORTS ON FORM 8-K:
            None filed during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TRIGON HEALTHCARE, INC.
                                                         REGISTRANT




Dated: May 13, 1997                          By: /s/ THOMAS G. SNEAD, JR.
                                                 ________________________
                                                 THOMAS G. SNEAD, JR.
                                                 TREASURER
                                                 (PRINCIPAL ACCOUNTING AND
                                                  FINANCIAL OFFICER)

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER

 10.1             -- Form of Executive Continuity Agreement between Trigon
                      Insurance Company and Ronald H. Bargatze and certain other executive officers.
 10.2             -- Form of Executive Continuity Agreement between Trigon
                      Insurance Company and John C. Berry and certain other executive officers.
 27               -- Financial Data Schedule.