Form 10-Q
period 1997-06-30
TRIGON HEALTHCARE INC
filed 1997-08-14
CIK 1017747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
            [ X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from .................. to .........

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

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Title of each class                   Outstanding at August 11, 1997
            -------------------                   ------------------------------
   Class A Common Stock, $0.01 par value                  42,300,022 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
SECOND QUARTER 1997 FORM 10-Q
TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1996
                      and June 30, 1997                                                  1

                  Consolidated Statements of Operations for the Three Months
                      and Six Months Ended June 30, 1996 and 1997                        2

                  Consolidated Statements of Changes in Stockholders'
                      Equity for the Six Months Ended
                      June 30, 1996 and 1997                                             3

                  Consolidated Statements of Cash Flows for the Six
                      Months Ended June 30, 1996 and 1997                                4

                  Notes to Consolidated Financial Statements                          5-10

     ITEM 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                            11-18

     PART II. OTHER INFORMATION

                  Item 1.   Legal Proceedings                                           18

                  Item 2.  Changes in Securities                                     18-19

                  Item 4.  Submission of Matters to a Vote of Security Holders          19

                  Item 6.   Exhibits and Reports on Form 8-K                            20


     SIGNATURES


ITEM 1.  Financial Statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                              December 31,               June 30,
                                       Assets                     1996                     1997
                                                             --------------          --------------
                                                                                      (Unaudited)
 Current assets
       Cash                                                   $     31,482           $        8,000
       Investment securities, at estimated fair value            1,182,420                1,270,811
       Premiums and other receivables                              390,997                  365,289
       Deferred income taxes                                        16,572                   17,946
       Other assets                                                 10,035                   10,623
                                                             --------------        -----------------

                 Total current assets                            1,631,506                1,672,669

 Property and equipment, net                                        49,545                   47,997
 Deferred income taxes                                              48,170                   42,341
 Goodwill and other intangibles, net                                76,043                   73,272
 Restricted investments, at estimated fair value                    11,019                   10,393
 Other assets                                                       16,865                   19,408
                                                             --------------        -----------------

                 Total assets                                  $ 1,833,148           $    1,866,080
                                                             ==============        =================

               Liabilities and Stockholders' Equity

 Current liabilities
       Medical and other benefits payable                      $        421,440      $     421,087
       Unearned premiums                                                 91,164             95,065
       Accounts payable and accrued expenses                             86,966             50,350
       Other liabilities                                                198,893            182,074
       Obligation for Commonwealth Payment                               87,500                  -
                                                             -------------------     --------------

            Total current liabilities                                   885,963            748,576

 Obligation for Commonwealth Payment, noncurrent                         87,500                  -
 Obligations for employee benefits, noncurrent                           57,679             60,045
 Medical and other benefits payable, noncurrent                          53,107             62,349
 Long-term debt                                                           4,880             90,319
 Minority interest in subsidiaries                                        4,239              4,989
                                                             -------------------      --------------

                 Total liabilities                                    1,093,368            966,278
                                                             -------------------      --------------

 Stockholders' Equity
       Common stock                                                          -                 423
       Capital in excess of par                                              -             845,968
       Retained earnings                                                706,259             28,504
       Net unrealized gain on investment securities,
            net of deferred income taxes of $18,032 in 1996
            and $13,412 in 1997                                          33,521             24,907
                                                             -------------------      --------------

                  Total stockholders' equity                            739,780            899,802

 Commitments and contingencies (Notes 3,4 and 7)                             -                  -
                                                             -------------------      --------------

                  Total liabilities and stockholders' equity    $     1,833,148        $ 1,866,080
                                                             ===================      ==============

   See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                   For the three months and six months ended
                             June 30, 1996 and 1997
                     (in thousands, except per share data)






                                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                           ---------------------------------    -----------------------------------
                                                                 1996              1997               1996                 1997
                                                           ----------------  ---------------    ------------------  ---------------
Revenues
     Premium and fee revenues
        Commercial                                             $ 332,452         $ 357,908      $     652,041       $     704,750
        Federal Employee Program                                  90,622            99,411            177,358             190,485
        Amounts attributable to self-funded arrangements         272,447           269,775            521,313             515,956
        Less:  Amounts attributable to claims under self-
             funded arrangements                                (251,913)         (244,199)          (476,018)           (466,449)
                                                           ----------------  ---------------    ------------------  ---------------
                                                                 443,608           482,895            874,694             944,742

     Investment income                                            11,726            17,903             22,919              35,585
     Net realized gains                                           19,020             2,505             34,234              27,817
     Other revenues                                               12,664             6,738             25,378              13,661
                                                           ----------------  ---------------    ------------------  ---------------
             Total revenues                                      487,018           510,041            957,225           1,021,805

Expenses
     Medical and other benefit costs
        Commercial                                               268,783           300,741            534,575              592,582
        Federal Employee Program                                  86,486            94,380            168,763              181,063
                                                           ----------------  ---------------    ------------------  ---------------
                                                                 355,269           395,121            703,338              773,645
     Selling, general and administrative expenses                 97,420            90,428            188,744              178,598
     Interest expense                                                  -             1,337                  -                1,909
                                                           ----------------  ---------------    ------------------  ---------------
             Total expenses                                      452,689           486,886            892,082              954,152
                                                           ----------------  ---------------    ------------------  ---------------

Income before income taxes and extraordinary item                 34,329            23,155             65,143               67,653

     Income tax expense                                            5,938             7,813             11,363               23,078

                                                           --------------    ---------------    ----------------    ---------------
Income before extraordinary item                                  28,391            15,342             53,780               44,575

Extraordinary item - costs of demutualization,
      net of income taxes                                         (4,349)                -             (6,588)                   -
                                                           --------------    ---------------    ----------------    ---------------

Net income                                                 $      24,042     $      15,342      $      47,192       $       44,575
                                                           ==============    ===============    ================    ===============

Net income after Demutualization and IPO                                     $      15,342                          $       28,504
                                                                             ===============                        ===============

Net income per share after Demutualization and IPO                           $        0.36                          $         0.67
                                                                             ===============                        ===============

Weighted average common shares outstanding                                          42,300                                  42,300
                                                                             ===============                        ===============

Pro forma Information (Note 5)
  As reported
      Income before income taxes and extraordinary item    $      34,329     $      23,155      $      65,143       $       67,653
      Income tax expense                                          (5,938)           (7,813)           (11,363)             (23,078)
  Pro forma adjustments
      Pro forma interest expense                                  (1,244)                -             (2,450)                (634)
      Pro forma income tax (expense) benefit                      (5,642)                -            (10,580)                 217
                                                           --------------    --------------     ----------------    ---------------

Pro forma income before extraordinary item                        21,505            15,342             40,750               44,158
      Extraordinary item, net of income tax, as reported          (4,349)                -             (6,588)                   -
                                                           --------------    --------------     ----------------    ---------------

Pro forma net income                                       $      17,156     $      15,342      $      34,162       $       44,158
                                                           ==============    ==============     ================    ===============

Pro forma income before extraordinary item per share       $        0.51     $        0.36      $        0.96       $         1.04
                                                           ==============    ==============     ================    ===============
Pro forma net income per share                             $        0.41     $        0.36      $        0.81       $         1.04
                                                           ==============    ==============     ================    ===============

Pro forma weighted average common shares outstanding              42,300            42,300             42,300               42,300
                                                           ==============    ==============     ================    ===============

    See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                            For the six months ended
                             June 30, 1996 and 1997
                                 (in thousands)



                                                                                                      Unrealized
                                                                                                     gains (losses)
                                                          Common      Capital in       Retained      on investment
                                                          stock     excess of par      earnings     securities, net       Total
                                                       ----------   -------------    ------------   ---------------   ------------
Balance at January 1, 1996                             $       -    $         -      $   700,565    $     39,506      $   740,071

Net income                                                                                47,192                           47,192
Change in unrealized gains (losses)
   on investment securities, net                                                                          (7,477)          (7,477)
                                                       ----------   ------------     ------------   -------------     ------------

Balance at June 30, 1996                               $       -    $         -      $   747,757    $     32,029      $   779,786
                                                       ==========   ============     ============   =============     ============



Balance at January 1, 1997                             $       -    $         -      $   706,259    $     33,521      $   739,780


Net income before Demutualization                                                         16,071                           16,071
Issuance of 24,475,022 shares to eligible
   policyholders in the Demutualization and
   cash payment to eligible policyholders in
   lieu of shares of common stock                            245        630,941         (722,330)                         (91,144)
Issuance of 17,825,000 shares in the Initial
   Public Offerings, net of expenses                         178        215,027                                           215,205
Net income after Demutualization                                                          28,504                           28,504
Change in unrealized gains (losses)
   on investment securities, net                                                                          (8,614)          (8,614)
                                                       ----------   ------------     ------------   -------------     ------------

Balance at June 30, 1997                               $     423    $   845,968      $    28,504    $     24,907      $   899,802
                                                       ==========   ============     ============   =============     ============


                See notes to consolidated financial statements.

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                For the six months ended June 30, 1996 and 1997
                                 (in thousands)


                                                                               Six Months Ended June 30,
                                                                      ------------------------------------------
                                                                            1996                       1997
                                                                      ---------------        -------------------
Net income                                                              $     47,192               $     44,575
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                              8,707                      8,425
    Accretion of discounts and amortization of premiums, net                     569                     (4,994)
    Change in allowance for doubtful accounts receivable                        (297)                        96
    Decrease in accounts receivable                                           33,477                     25,621
    Increase in other assets                                                  (2,755)                    (4,096)
    Increase in medical costs payable                                         29,521                      7,094
    Increase in unearned premiums                                                471                      3,901
    Increase (decrease) in accounts payable and accrued
       expenses                                                                5,998                    (34,120)
    Decrease in other liabilities                                            (31,555)                   (10,498)
    Change in deferred income taxes                                           (2,677)                     9,075
    Decrease in obligation for commonwealth payment                                -                   (175,000)
    Increase (decrease) in minority interest                                    (107)                       750
    Increase in obligations for employee benefits                              4,681                      2,366
    Loss on disposal of fixed assets                                              17                         59
    Realized investment gains, net                                           (34,234)                   (27,817)
                                                                      ---------------        -------------------

            Net cash provided (used) by operating activities                  59,008                   (154,563)
                                                                      ---------------        -------------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment and other assets                   23                        496
  Capital expenditures                                                        (7,299)                    (5,369)
  Investment securities purchased                                         (1,898,756)                (2,707,454)
  Proceeds from investment securities sold                                 1,434,685                  2,160,734
  Maturities of fixed income securities                                      507,848                    478,467
  Cash paid for purchase of subsidiaries, net of cash acquired               (82,527)                         -
                                                                      ---------------        -------------------

            Net cash used by investing activities                            (46,026)                   (73,126)
                                                                      ---------------        -------------------

Cash flow from financing activities:
  Proceeds from long-term debt                                                     -                     85,439
  Payments to members in lieu of common stock
       pursuant to Plan of Demutualization                                         -                    (91,144)
  Net proceeds from issuance of common stock                                       -                    215,205
  Change in outstanding checks in excess of bank balance                      (8,531)                    (5,293)
                                                                      ---------------        -------------------

            Net cash provided (used) by financing activities                  (8,531)                   204,207
                                                                      ---------------        -------------------

Net increase (decrease) in cash                                                4,451                    (23,482)

Cash - beginning of period                                                    29,263                     31,482
                                                                      ---------------        -------------------

Cash - end of period                                                    $     33,714             $        8,000
                                                                      ===============        ===================

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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results for the full year.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

    2.   DERIVATIVE INVESTMENTS

         Foreign Currency Forward Contracts and  Foreign Currency Options

         The Company enters into these foreign currency derivative instruments to hedge exposure to fluctuations in foreign currency exchange rates. Company policy only permits utilization of these instruments in its foreign denominated bond and equity portfolios. The counterparties to these transactions are major financial institutions. The Company may incur a loss with respect to these transactions to the extent that a counterparty fails to perform under a contract and exchange rates have changed since the inception of the contract. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The forward contracts involve the exchange of one currency for another at a future date and typically have maturities of six months or less. At June 30, 1997, the Company had forward exchange contracts outstanding to purchase approximately $13.6 million in foreign currencies and to sell approximately $38.0 million in foreign currencies (primarily Canadian Dollar and British Pound). The gross unrealized gains and losses related to these contracts at June 30, 1997 aggregated $45,440 and $302,288, respectively. Foreign currency options are contracts that give the option purchaser the right, but not the obligation, to buy or sell, within a specific period of time, a financial instrument at a specified price. Foreign currency options to sell approximately $19.7 million of foreign currencies (Japanese Yen and German Mark) at set prices were outstanding at June 30, 1997. These options generally expire within twelve months. The gross unrealized gains and losses related to these options at June 30, 1997 aggregated $15,845 and $24,810, respectively. The forward contracts and options are reflected as Investment Securities on the Consolidated Balance Sheet at fair value. Unrealized gains and losses on these contracts are recorded as a separate component of stockholders' equity along with the unrealized gains and losses on the securities being hedged. When the securities hedged by these contracts are sold, realized gains or losses are reflected in the Consolidated Statements of Operations as Net Realized Gains.

         Financial Futures

         The Company engages in financial futures to hedge certain U.S. dollar denominated portfolios. The notional value of the futures, $93.3 million at June 30, 1997, is limited to that of the market value of the underlying portfolios. Should this limitation be exceeded, futures contracts are immediately terminated in order to comply with this restriction. Initial margins in the form of securities are maintained with the counterparties for these transactions. Changes in market value of financial futures, as determined on a daily basis, are recorded as a realized gain or loss in the Consolidated Statements of Operations. Terminations of contracts are accounted for in a similar manner.

    3.   LONG TERM DEBT

         In February 1997, the Company entered into a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. At June 30, 1997, $85 million had been borrowed and remained outstanding under the credit agreement, the proceeds of which were used to make a portion of the payment to the Commonwealth of Virginia in accordance with a Plan of Demutualization and Initial Public Offering ("IPO"). The weighted average interest rate for the period the borrowings were outstanding during the quarter and six months ended June 30, 1997 was 5.856% and 5.806%, respectively.

    4.   INCOME TAXES

         The effective tax rate for the quarter and six months ended June 30, 1997 is 33.7% and 34.1%, respectively. The effective tax rate for the quarter and six months ended June 30, 1996 is 17.3% and 17.4%, respectively. The 1996 rates were reduced as a result of a reduction in the valuation allowance on deferred tax assets primarily related to the realization of alternative minimum tax credits during the periods presented.

    5.   NET INCOME PER SHARE AND PRO FORMA INFORMATION

         Net income and net income per share after Demutualization and IPO reflect net income and net income per share for the period after February 5, 1997, the effective date of the Demutualization and IPO. Pro forma information gives effect to the Demutualization and IPO as if they had occurred on January 1, 1996, consistent with the Company's pro forma presentation in its Form S-1 filed on January 29, 1997, in connection with its IPO. The pro forma information assumes:

         o interest expense at 5.675% per annum for the six months ended June 30, 1997, and 5.856% and 5.765% per annum for the three months and six months ended June 30, 1996 on borrowings used to fund a portion of the Commonwealth Payment. The interest rate used reflects the actual weighted average rate in effect for the periods the borrowings were outstanding during the first quarter 1997. The pro forma interest expense reflected for the six months ended June 30, 1997 represents interest expense prior to the actual borrowing of funds used to make a portion of the Commonwealth Payment. Actual interest expense for the periods subsequent to the borrowings is included in income before income taxes and extraordinary item. Actual interest rates can vary on the current borrowing. A 1/8 percent change in the interest rate of the current outstanding borrowings would have changed interest expense by approximately $106,000 per annum.

         o adjustment of the effective income tax rate for 1996 to the 35 percent statutory federal rate in conformity with the Company's pro forma presentation in its Form S-1 filing.

         o the actual effective income tax rate of 34.3% for 1997. The pro forma income tax benefit for the six months ended June 30, 1997 represents the income tax benefit associated with the pro forma interest expense adjustment.

         All per share amounts presented are calculated based on 42,300,022 weighted average shares outstanding and presumed outstanding for the periods.

6.       BENEFIT PLANS

         Stock Option Plans

         The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to or greater than the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock options granted.

         At the Company's Annual Meeting of Shareholders on April 16, 1997, the Company's shareholders approved the 1997 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of stock options, restricted stock awards, performance stock awards, stock appreciation rights and cash performance awards to employees. The Company has reserved 3.55 million shares of its common stock for issuance under the Incentive Plan. Awards are granted by a committee appointed by the Board of Directors. Options vest and expire over terms as set by the committee at the time of grant. In accordance with the Incentive Plan, options to purchase 1,907,982 shares at an amount equal to the fair market value of the stock at the date of grant were granted to eligible employees on June 11, 1997. These options generally vest over a period of one or three years, with certain grants vesting on a pro-rata basis over three years, depending on an employees' years of service, and in all cases expire 10 years from date of grant.

         In addition, on April 16, 1997, the shareholders of the Company approved the Non-Employee Directors Stock Incentive Plan ("Non-Employee Plan"). Under the Non-Employee Plan, non-employee directors are granted nonqualified stock options to purchase 10,000 shares of common stock on the date of the first annual meeting of shareholders the director is elected. In addition, each eligible director will automatically be granted options to purchase 5,000 shares of common stock as of the date of each subsequent annual meeting of shareholders. All options are granted at the fair market value on the date of grant and become exercisable on a pro-rata basis over a three-year period. The Company has reserved 550,000 shares of its common stock for issuance under the Plan. In accordance with the terms of the Non-Employee Plan, options to purchase 10,000 shares at an amount equal to the fair market value of the stock at the date of grant were granted to each of the Company's 16 non-employee directors on April 16, 1997. The total shares under option are 160,000.

         Stock Purchase Plan

         At the Company's Annual Meeting of Shareholders on April 16, 1997, the Company's shareholders approved the Company's Employee Stock Purchase Plan ("Stock Purchase Plan"). The Stock Purchase Plan provides employees of the Company an opportunity to purchase the Company's common stock through payroll deductions. The Company has reserved 1 million shares of its common stock for issuance under the Stock Purchase Plan. Shares needed to satisfy the needs of the Stock Purchase Plan may be newly issued by the Company or acquired by purchase at the expense of the Company on the open market or in private transactions. Eligible employees may purchase up to $25,000 in fair market value annually of the Company's common stock at 85% of the lower of the fair market value on the first or last trading day of each calendar quarter. Employee contributions to the Stock Purchase Plan were $156,794 for the six months ended June 30, 1997. No shares were issued as of June 30, 1997.


7.       LITIGATION

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

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The new standard, issued in February 1997, becomes effective for December 31, 1997 financial statements. This statement provides new accounting and reporting standards for earnings per share. It will replace the currently used primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if all stock options and other stock-based awards, as well as convertible securities, were exercised and converted into common stock. This statement requires that prior period earnings per share data be restated. The Company does not expect adoption of this statement to have a material impact on earnings per share amounts.

         SFAS No. 130, Reporting Comprehensive Income. The new standard, issued in June 1997, becomes effective for fiscal years beginning after December 15, 1997, and establishes standards for the reporting and display of comprehensive income. Comprehensive income includes all changes in equity resulting from transactions and economic events from nonowner sources. The standard does not require a specific format for the financial statement but does require equal prominence with other financial statements and reclassification of prior year comparative financial statements. The Company plans to adopt this statement as of January 1, 1998.

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The new standard, issued in June 1997, becomes effective for periods beginning after December 15, 1997. This standard supersedes the current SFAS No. 14 and establishes new disclosure requirements about products and services, geographic areas and major customers on an annual and quarterly basis. The standard requires companies to disclose qualitative and quantitative segment data on the basis that is used by management for evaluating segment performance and deciding how to allocate resources. The Company plans to adopt this statement as of January 1, 1998.

9.       SUBSEQUENT EVENTS

         Shareholder Rights Plan

         On July 16, 1997, the Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"). Under the Plan, the Board of Directors created a class of preferred shares, the Series A Junior Participating Preferred Shares, and declared a dividend of one preferred share purchase Right ("Right") on each outstanding share of Trigon Class A Common Shares. Each Right entitles shareholders to purchase one one-hundredth of a Series A Junior Participating Preferred Share at an exercise price of $100, subject to adjustment. Subject to certain exceptions, the rights will be exercisable only if a person or group acquires 10% or more of the Company's Common Shares or announces a tender offer for 10% or more of the Company's Common Shares. Each holder of a Right (other than those held by the acquiring person) will then be entitled to purchase, at the Right's then current exercise price, a number of Trigon Common

         Shares having a market value of twice the Right's exercise price. If the Company is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice the Right's exercise price.

         The date of record for the dividend distribution is July 29, 1997. The rights will expire in 2007 and are redeemable by action of the Board of Directors at a price of $.001 per Right at any time prior to their becoming exercisable.

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

The Company offers a diversified mix of managed care products, including managed health maintenance organizations ("HMO"), preferred provider organizations ("PPO"), point-of-service ("POS") and traditional indemnity products with access to the Company's participating provider networks ("PAR"). The Company also provides a broad array of Medicare supplement plans as well as specialty products including pharmacy, dental, life, worker's compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

The Company participates in the Federal Employee Program ("FEP"), a national contract with the U. S. Office of Personnel Management ("OPM"), to provide benefits through its PPO network for approximately 208,000 federal employees and their dependents living in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance based share of the national program's overall profit.

Within the Company's network product offerings, employer groups may choose various funding options ranging from at-risk to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the customers bear all or a portion of the underwriting risk.

MEMBERSHIP

The following table sets forth the Company's membership data by network:

                                                            As of June 30,
                                                        1996            1997
                                                        ----            ----

    Commercial:
    HMO                                                200,454         250,136
    PPO                                                217,636         245,867
    PAR                                                266,936         220,157
    Medicaid HMO                                        27,690          33,505
    Medicare Supplement                                128,283         127,314
    Non-Virginia                                        51,442          57,821
                                                     ---------       ---------
       Subtotal                                        892,441         934,800
    Self-Funded/ASO                                    701,472         675,990
    Federal Employee Program                           198,516         207,800
                                                     ---------       ---------
    At Risk and Self-Funded Enrollment               1,792,429       1,818,590
    Processed for other Blue Cross and Blue
             Shield Plans (ASO)                         65,989          38,438
                                                     ---------       ---------
    Total Members                                    1,858,418       1,857,028
                                                     =========       =========

 PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

 The following table sets forth the premium and premium equivalents by network:

                                     For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                                  1996              1997               1996              1997
                                                  ----              ----               ----              ----
Commercial:
HMO                                        $    76,644         $ 102,978         $  150,868        $  200,042
PPO                                             79,567            91,346            159,358           178,318
PAR                                            107,171            91,624            214,742           183,853
Medicare Supplement                             51,384            52,709            102,519           105,557
Non-Virginia                                    17,686            19,251             24,554            36,980
                                             ---------         ---------          ---------         ---------
Subtotal                                       332,452           357,908            652,041           704,750
Self-funded/ASO                                272,447           269,775            521,313           515,956
Federal Employee Program                        90,622            99,411            177,358           190,485
                                             ---------          --------          ---------         ---------
Total Premium and Premium
Equivalents                                $   695,521        $  727,094         $1,350,712        $1,411,191
                                           ===========        ==========         ==========        ==========

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Premium and fee revenues increased 8.9% from $443.6 million for the quarter ended June 30, 1996 to $482.9 million for the quarter ended June 30, 1997, primarily due to membership growth in the Company's HMO and PPO networks offset by expected declines in PAR network enrollment. Commercial HMO revenues increased 34.4%, from $76.6 million in the second quarter of 1996 to $103.0 million in the second quarter of 1997. The $26.4 million increase in commercial HMO revenues is attributable to increased enrollment as a result of a shift in members from PAR and PPO networks into the HMO networks and enrollment of new HMO members combined with an increase of 7.0% in the average revenue per member. Commercial PPO revenues grew from $79.6 million for the second quarter of 1996 to $91.3 million for the second quarter of 1997, an increase of 14.8%, driven primarily by a 13% enrollment growth and a 2.5% increase in the average revenue per member. Commercial PAR revenues declined from $107.2 million for the second quarter of 1996 to $91.6 million for the second quarter of 1997 as a result of the transition of members to the more tightly managed HMO and PPO networks. Premium revenues on a per member per month basis for the Company's commercial business increased 3.0%, in line with expectations, from $124.70 for the second quarter of 1996 to $128.48 for the same period of 1997. Second quarter of 1997 per member per month premiums for Virginia commercial business grew approximately 3.9% from the corresponding period of 1996, excluding the effects of the introduction of a PPO product for individuals. FEP revenues increased 9.7% from $90.6 million in the second quarter of 1996 to $99.4 million in the second quarter of 1997 primarily as a result of increased medical costs reimbursed by OPM and a 4.7% increase in enrollment. FEP revenues also increased $0.8 million in the second quarter of 1997 primarily from the net benefit of a performance incentive bonus awarded by the OPM for being the top performing Blue Cross plan participating in the national FEP contract.

Total enrollment declined slightly from 1,858,418 as of June 30, 1996 to 1,857,028 as of June 30, 1997. Commercial enrollment increased 4.7% from 892,441 members at June 30, 1996 to 934,800 members at June 30, 1997. Enrollment in the HMO networks at June 30, 1997 increased 24.3% over the prior year and, at June 30, 1997, accounted for 30.3% of the Company's commercial enrollment. Enrollment in the PPO networks increased 13.0% over the prior year and accounted for 26.3% of the Company's commercial enrollment at June 30, 1997. The increases in the

HMO and PPO networks were offset by an expected decline of 17.5% in the Company's PAR network as members migrated into more tightly managed networks. The PAR network enrollment represented 23.6% of the Company's total commercial enrollment at June 30, 1997. FEP enrollment also increased 4.7% from 198,516 at June 30, 1996 to 207,800 at June 30, 1997. The commercial and FEP enrollment increases were offset by a 53,033 member decrease in self-funded/ASO business. The decline in self-funded/ASO enrollment reflects the Company's shift away from no risk, low margin ASO business.

Investment income increased 52.7% from $11.7 million in the second quarter of 1996 to $17.9 million in the second quarter of 1997. In addition, net realized gains decreased from $19.0 million in the second quarter of 1996 to $2.5 million for the same period of 1997. The increase in investment income reflects the continued increase in the overall size of the investment portfolio over the past year and the Company's strategy to shift a larger portion of the investment portfolio to fixed income investments. The majority of this shift took place in early 1997, as the equity portfolio was reduced from 27.8% of the total portfolio at December 31, 1996 to approximately 15% at March 31, 1997. The equity portfolio was 13.1% of the total portfolio at June 30, 1997. This shift is also the primary factor for the decrease in net realized gains from the second quarter 1996 to the same period of 1997. As of June 30, 1997, net unrealized gains totaled $38.3 million as compared to $51.6 million in net unrealized gains at December 31, 1996. The decrease is attributable to the realization of gains as a result of reducing the equity portfolio in early 1997.

Other revenues decreased by 46.8% from $12.7 million in the second quarter of 1996 to $6.7 million in the second quarter of 1997. The decrease is primarily a result of the sale of the Company's electronic communication services subsidiary, Health Communication Services, Inc. (HCS) on December 31, 1996. For the second quarter of 1996, HCS contributed $5.3 million in third-party revenues.

Medical costs increased 11.2% from $355.3 million for the quarter ended June 30, 1996 to $395.1 million for the quarter ended June 30, 1997. The $39.8 million increase is primarily the result of enrollment growth of 24.3% in the HMO networks, an increase in FEP medical costs to be reimbursed by OPM, higher utilization in the Medicare supplement products in April 1997, higher than expected utilization and cost per member in one of the Company's HMO plans and general medical inflation. The increase in Medicare supplement costs was primarily due to higher than normal physician outpatient claims and pharmacy utilization in April 1997. The Company believes Medicare supplement claims in May and June were in line with historical utilization patterns. Of the Company's HMOs, all but one network is tracking close to plan. Within this network the Company has implemented extensive cost-containment actions, pricing initiatives and processing controls, as well as a change in management, all aimed at bringing this plan's results to acceptable levels. Partially offsetting the increased medical costs was the reversal of a $3 million liability for hospital settlements. Historically, the Company's hospital contracts have contained provisions for annual settlements and, therefore, a liability has been maintained for supplemental payments typically made at settlement. The Company has been making operational and contractual changes such that this liability could be reduced.

Selling, general and administrative expenses declined 7.2% from $97.4 million in the second quarter of 1996 to $90.4 million in the second quarter of 1997. The decrease is a result of the sale of HCS on December 31, 1996 along with company-wide streamlining and cost-containment activities. Cost containment activities have reduced headcount by 291 positions, or by 7.2%, from 4,036 positions at June 30, 1996 to 3,745 positions at June 30, 1997. The Company will continue to build on its efforts to reduce administrative expenses through increasing electronic claims submissions, centralization of customer service functions, streamlining the business acquisition and renewal process and consolidating certain internal operations.

Interest expense for the second quarter of 1997 was $1.3 million. There was no interest expense for the second quarter of 1996. Interest expense in 1997 was a result of the $85 million outstanding on the revolving credit agreement initiated in February, 1997 to fund a portion of the payment ("Commonwealth Payment") made to the Commonwealth of Virginia in February, 1997 in accordance with a Plan of Demutualization and IPO.

Income before income taxes and extraordinary item decreased 32.5% from $34.3 million in the second quarter of 1996 to $23.2 million in the second quarter of 1997. The net decrease of $11.2 million was caused by a $16.5 million decrease in net realized gains and a $1.3 million increase in interest expense offset by a $6.2 million increase in investment income and a $0.5 million increase in operating income. As discussed above, the decrease in net realized gains and the increase in investment income is primarily due to the shift of a larger portion of the Company's investment portfolio from equity to fixed income securities in early 1997.

The Company's effective tax rate was 17.3% for the second quarter of 1996 compared to 33.7% for the second quarter of 1997. The effective rate for the first quarter of 1996 was reduced as a result of a reduction in the valuation allowance on deferred tax assets primarily related to the realization of alternative minimum tax credits during the quarter.

Income before extraordinary item decreased from $28.4 million in the second quarter of 1996 to $15.3 million for the same period in 1997, due primarily to lower net realized gains and higher interest expense and effective tax rate, offset by improved investment income and operating income.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Premium and fee revenues increased 8.0% from $874.7 million in the first six months of 1996 to $944.7 million in the first six months of 1997, primarily due to membership growth in the Company's HMO and PPO networks offset by expected declines in PAR network enrollment and the full six month impact of the February 1996 acquisition of Mid-South Insurance Company ("Mid-South"). Commercial HMO revenues increased 32.6% from $150.9 million in the first six months of 1996 to $200.0 million for the same period of 1997. The $49.1 million increase in commercial HMO revenues is attributable to increased enrollment as a result of a shift in members from PAR and PPO networks into the HMO networks and from enrollment of new HMO members and an increase of 5.6% in the average revenue per member. Commercial PPO revenues grew from $159.4 million for the first six months of 1996 to $178.3 million for the first six months of 1997, an increase of 11.9%, driven primarily by enrollment growth. Commercial PAR revenues declined from $214.7 million for the first six months of 1996 to $183.9 million for the first six months of 1997 as a result of the transition of members to the more tightly managed HMO and PPO networks. The full six month impact of the Mid-South acquisition increased revenues $12.9 million, with Mid-South revenues increasing from $21.9 million for the period from February 29, 1996 (the date of the acquisition) through June 30, 1996 to $34.8 million for the first six months of 1997. FEP revenues increased 7.4% from $177.4 million in the first six months of 1996 to $190.5 million for the same period of 1997 primarily as a result of increased medical costs reimbursed by OPM and a 4.7% increase in enrollment. Premium revenues on a per member per month basis for the Company's commercial business increased 2.3% from $124.35 for the first six months of 1996 to $127.16 for the same period of 1997.

Investment income increased 55.3% from $22.9 million in the first six months of 1996 to $35.6 million in the first six months of 1997. In addition, net realized gains decreased from $34.2 million in the first six months of 1996 to $27.8 million for the same period of 1997. The increase in investment income reflects the continued increase in the overall size of the investment portfolio over the past year and the Company's strategy to shift a larger portion of the investment portfolio to fixed income investments. The majority of this shift took place in early 1997, as the equity portfolio was reduced from 27.8% of the total portfolio at December 31, 1996 to approximately 15% at March 31, 1997. The equity portfolio was 13.1% of the total portfolio at June 30, 1997. This shift is also the primary factor for the decrease in net realized gains from the first six months of 1996 to the same period of 1997. As of June 30, 1997, net unrealized gains total $38.3 million as compared to $51.6 million in net unrealized gains at December 31, 1996. The decrease is attributable to the realization of gains as a result of reducing the equity portfolio in early 1997.

Other revenues decreased by 46.2% from $25.4 million in the first six months of 1996 to $13.7 million in same period of 1997. The decrease is primarily a result of the sale of the Company's electronic communication services subsidiary, HCS, on December 31, 1996. Through the first six months of 1996, HCS contributed $10.8 million in third-party revenues.

Medical costs increased 10.0% from $703.3 million for the first six months of 1996 to $773.6 million for the first six months of 1997. The $70.3 million increase is primarily the result of enrollment growth of 24.3% in the HMO networks, an increase in FEP medical costs to be reimbursed by OPM, higher than normal utilization in the Medicare supplement products in January and April 1997, higher than expected utilization and cost per member in one of the Company's HMO plans and the full six month impact of the Mid-South acquisition. The medical cost per member per month for the Company's commercial business increased 4.9% from $101.95 for the first six months of 1996 to $106.92 for the same period of 1997. Combined with a 2.3% increase in commercial premium revenues per member per month, the loss ratio on commercial business deteriorated from 82.0% in the first six months of 1996 to 84.1% in the first six months of 1997. The deterioration can be primarily attributed to issues at one of the Company's HMOs. The Company has implemented extensive cost containment actions, pricing initiatives and processing controls, as well as a change in management, all aimed at bringing the plan's results to acceptable levels. The Company also experienced higher than expected Medicare supplement product medical costs in January and April. The increase was caused primarily by an increase in high-dollar claims and higher medical costs driven by physician outpatient claims and pharmacy utilization. The Company believes Medicare supplement medical costs in May and June were in line with lower historical utilization patterns.

Selling, general and administrative expenses declined by 5.4% from $188.7 million in the first six months of 1996 to $178.6 million for the same period of 1997. The decrease is a result of the sale of HCS on December 31, 1996 along with the impact of Company-wide streamlining and cost containment activities, including a 7.2% reduction in headcount. The decrease was partially offset by the full six month impact of the Mid-South acquisition.

Interest expense for the six months ended June 30, 1997 was $1.9 million. There was no interest expense for the same period of 1996. The increase relates to nearly five months of interest in 1997 for the $85 million outstanding on the revolving credit agreement initiated in February, 1997 to fund a portion of the Commonwealth Payment made in February, 1997.

Income before income taxes and extraordinary item increased 3.9% from $65.1 million in the first six months of 1996 to $67.7 million in the first six months of 1997. The net increase is attributable to a $12.7 million increase in investment income offset by a $6.4 million decrease in realized gains, a $1.8 million decrease in operating income and a $1.9 million increase in interest expense. As discussed above, the decrease in net realized gains and the increase in investment income is primarily due to the shift of a larger portion of the Company's investment portfolio from equity to fixed income securities in early 1997.

The Company's effective tax rate was 17.4% for the first six months of 1996 compared to 34.1% for the first six months of 1997. The effective rate for the six months ended June 30, 1996 was reduced as a result of a reduction in the valuation allowance on deferred tax assets primarily related to the realization of alternative minimum tax credits during the period.

Income before extraordinary item decreased from $53.8 million for the six months ended June 30, 1996 to $44.6 million for the same period of 1997, due primarily to improved investment income, offset by lower operating income, lower net realized gains and higher interest expense and effective tax rate.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of reducing risk and maximizing overall return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of A at June 30, 1997. The portfolio had an average contractual maturity of 6.8 years at June 30, 1997. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international equity portfolio is diversified by industry, country and currency-related exposure. The Company enters into foreign currency exchange forward contracts and foreign currency options to manage its exposure to fluctuations in foreign currency exchange rates on its foreign debt and equity investments. During the first six months of 1997, the Company reduced its equity portfolio from 27.8% at December 31, 1996 to approximately 13.1% of the total portfolio, with the majority of the shift occurring prior to March 31, 1997. The Company currently plans to maintain the equity portfolio at levels generally no greater than 15%. As a result of this shift, the Company experienced greater than normal realized gains in the first six months of 1997 and expects lower realized gains and a more consistent contribution to income from the investment portfolio in the future.

Cash provided (used) by operating activities for the six months ended June 30, 1996 and 1997 was $59.0 million and $(154.4) million, respectively. The significant decrease in cash provided by operations in 1997 is primarily due to the $175 million Commonwealth Payment made in the first quarter of 1997. This decrease in cash provided by operating activities is offset by increased cash provided by financing activities, described in detail below.

Net cash used by investing activities increased $27.3 million, from $46.0 million for the six months ended June 30, 1996 to $73.3 million for the same period of 1997. This increase is primarily due to investment purchases made with cash flows from net proceeds from the initial public offering in February 1997.

Cash provided (used) by financing activities increased $212.7 million over the first six months of 1996 from $(8.5) million to $204.2 million in the first six months of 1997 primarily due to the initial public offering and borrowing under a credit agreement. Effective February 5, 1997, the Company completed its conversion from a mutual insurance company to a stock insurance company in accordance with a Plan of Demutualization (the "Demutualization"). In accordance with the Demutualization, Blue Cross and Blue Shield of Virginia ("Virginia BCBS") changed its name to Trigon Insurance Company, Inc. (d/b/a Trigon Blue Cross Blue Shield) and became a wholly owned subsidiary of Trigon Healthcare, Inc., a holding company. The membership interests of Virginia BCBS's eligible members were converted into common stock of Trigon Healthcare, Inc., or, in certain circumstances, cash. The Plan of Demutualization also required the Company to complete an Initial Public Offering of stock simultaneously with the conversion. Accordingly, Trigon Healthcare, Inc. issued 17.8 million shares of common stock at $13 per share in an IPO generating net proceeds of $215.2 million. In connection with the Demutualization, the Company was required to make a payment of approximately $175 million to the Commonwealth of Virginia (Commonwealth Payment). The Company used approximately $90 million of the net proceeds and $85 million in borrowings under a revolving credit agreement to fund this payment. The Company also used approximately $91.1 million of the offering proceeds to pay certain eligible members cash in lieu of shares of common stock that would otherwise be issued to such eligible members pursuant to the Demutualization.

In connection with the Demutualization and initial public offering, the Company entered into a $300 million dollar revolving credit agreement which expires in February 2002. The credit agreement calls for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. At June 30, 1997, $85 million had been borrowed and remained outstanding under this credit agreement, the proceeds of which were used to pay a portion of the Commonwealth Payment at the time of the Demutualization and IPO.

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

Item 2.  Changes in Securities

Shareholder Rights Plan

On July 16, 1997, the Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"). Under the Plan, the Board of Directors created a class of preferred shares, the Series A Junior Participating Preferred Shares, and declared a dividend of one preferred share purchase Right ("Right") on each outstanding share of Trigon Class A Common Shares. Each Right entitles shareholders to purchase one one-hundredth of a Series A Junior Participating Preferred Share at an exercise price of $100, subject to adjustment. Subject to certain exceptions, the rights will be exercisable only if a person or group acquires 10% or more of the Company's Common Shares or announces a tender offer for 10% or more of the Company's Common Shares. Each holder of a Right (other than those held by the acquiring person) will then be entitled to purchase, at the Right's then current exercise price, a number of Trigon Common Shares having a market value of twice the Right's exercise price. If the Company is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice the Right's exercise price.

The date of record for the dividend distribution is July 29, 1997. The rights will expire in 2007 and are redeemable by action of the Board of Directors at a price of $.001 per Right at any time prior to their becoming exercisable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 16, 1996, the following members were elected to the Board of Directors:

                                        Votes For         Votes Withheld
                                        ---------         --------------
Hunter B. Andrews                       25,972,281            579,353
Lenox D. Baker, Jr., M.D.               26,013,558            538,076
Frank C. Martin, Jr.                    26,028,932            522,702
Donald B. Nolan, M.D.                   26,012,444            539,190
Hubert R. Stallard                      26,019,157            532,477

The matters voted upon at the Annual Meeting of Shareholders and the results of the voting were as follows:

                                               Votes For          Votes Against       Votes Abstained      Nonvotes
                                               ---------          -------------       ---------------      --------
1.   Approval of the Trigon Healthcare,
     Inc. 1997 Stock Incentive Plan
                                               17,253,396           5,010,338            1,730,850         2,557,050
2.   Approval of the Trigon Healthcare,
     Inc. Employee Stock Purchase Plan
                                               20,729,827           1,546,615            1,718,142         2,557,050
3.   Approval of the Trigon Healthcare,
     Inc. Non-Employee Directors Stock
     Incentive Plan
                                               17,053,942           5,079,760            1,860,882         2,557,050
4.   Ratification of KPMG Peat Marwick
     LLP as independent auditors of the
     Company for 1997
                                               26,137,200             160,834              253,600                --

Item 6.   Exhibits and Reports on Form 8-K
(a)     Exhibits

The following is a list of exhibits filed with this Form 10-Q:

Exhibit
Number                     Description
-------                    -----------
      3         --Articles of Amendment to Amended and Restated Articles of
                  Incorporation setting forth the designation, preferences and rights of Series A Junior Participating Preferred Stock of Trigon Healthcare, Inc. dated July 16, 1997 (incorporated by reference to Exhibit 2 of the Company's Form 8-A/A filed July 16, 1997).

    4.1         --Rights Agreement dated as of July 16, 1997 between Trigon
                  Healthcare, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 1 of the Company's Form 8-A/A filed July 16, 1997).

    4.2         --Form of Rights Certificate (incorporated by reference to
                  Exhibit 3 of the Company's Form 8-A/A filed July 16, 1997).

    11          --Computation of per share earnings for the six months ended
                  June 30, 1997. Exhibit omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in part I of this Form 10-Q. There is no difference between primary and fully-diluted per share earnings for the three months and six months ended June 30, 1997.

     27         --Financial Data Schedule.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (b)  Reports on Form 8-K:
         None filed during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIGON HEALTHCARE, INC.
                                              Registrant


Dated: August 13, 1997               By:     /s/ Thomas G. Snead, Jr.
                                         ----------------------------
                                           THOMAS G. SNEAD, JR.
                                           TREASURER
                                           (PRINCIPAL ACCOUNTING AND
                                           FINANCIAL OFFICER)

                                 EXHIBIT INDEX


    Exhibit
    Number
    -------

     27       --Financial Data Schedule.