Form 10-Q
period 1997-09-30
TRIGON HEALTHCARE INC
filed 1997-11-14
CIK 1017747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 For the quarterly period ended
                               September 30, 1997
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
      For the transition period from .................. to ...............

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

                      Not Applicable
         (Former name, former address and former fiscal year, if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Title of each class               Outstanding at November 10, 1997
            -------------------               --------------------------------
   Class A Common Stock, $0.01 par value       42,300,022 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
THIRD QUARTER 1997 FORM 10-Q
TABLE OF CONTENTS

                                                                            Page


PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Consolidated Balance Sheets as of September 30, 1997
                  and December 31, 1996                                       1

              Consolidated Statements of Operations for the Three Months
                  and Nine Months Ended September 30, 1997 and 1996           2

              Consolidated Statements of Changes in Stockholders'
                  Equity for the Three Months and Nine Months Ended
                  September 30, 1997 and 1996                                 3

              Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1997 and 1996                    4

              Notes to Consolidated Financial Statements                   5-10

     ITEM 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 11-18

     PART II. OTHER INFORMATION

                  Item 1.   Legal Proceedings                             18-19

                  Item 5.   Other Information                                19

                  Item 6.   Exhibits and Reports on Form 8-K                 19




     SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                       September 30,           December 31,
                                         Assets                            1997                    1996
                                         ------
                                                                     -----------------         --------------
                                                                        (Unaudited)
 Current assets
       Cash                                                            $      6,853             $     31,482
       Investment securities, at estimated fair value                     1,310,575                1,182,420
       Premiums and other receivables                                       386,430                  390,997
       Deferred income taxes                                                  6,982                   16,572
       Other assets                                                          10,022                   10,035
                                                                     ---------------         ----------------

                 Total current assets                                     1,720,862                1,631,506

 Property and equipment, net                                                 45,426                   49,545
 Deferred income taxes                                                       42,491                   48,170
 Goodwill and other intangibles, net                                         71,957                   76,043
 Restricted investments, at estimated fair value                              9,717                   11,019
 Other assets                                                                20,242                   16,865
                                                                     ---------------         ----------------

                 Total assets                                          $  1,910,695             $  1,833,148
                                                                     ===============         ================

                          Liabilities and Stockholders' Equity

 Current liabilities
       Medical and other benefits payable                              $    427,993             $    417,797
       Unearned premiums                                                     92,067                   91,164
       Accounts payable and accrued expenses                                 52,927                   84,470
       Other liabilities                                                    184,286                  198,893
       Obligation for Commonwealth Payment                                        -                   87,500
                                                                     --------------         -----------------

            Total current liabilities                                       757,273                  879,824

 Obligation for Commonwealth Payment, noncurrent                                  -                   87,500
 Obligations for employee benefits, noncurrent                               60,025                   57,679
 Medical and other benefits payable, noncurrent                              63,970                   59,246
 Long-term debt                                                              90,319                    4,880
 Minority interest in subsidiaries                                            5,519                    4,239

                                                                     --------------         -----------------
                 Total liabilities                                          977,106                1,093,368
                                                                     --------------         -----------------

 Stockholders' Equity
       Common stock                                                             423                        -
       Capital in excess of par                                             842,284                        -
       Retained earnings                                                     56,470                  706,259
       Net unrealized gain on investment securities,
            net of deferred income taxes of $18,529 in 1997
            and $18,032 in 1996                                              34,412                   33,521
                                                                     --------------         -----------------

                  Total stockholders' equity                                933,589                  739,780

 Commitments and contingencies (Notes 3,4 and 8)                                  -                        -
                                                                     --------------         -----------------

                  Total liabilities and stockholders' equity           $  1,910,695             $  1,833,148
                                                                     ==============         =================

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITIED)
     For the three months and nine months ended September 30, 1997 and 1996
                     (in thousands, except per share data)



                                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                                              ---------------------------------   --------------------------------
                                                                    1997            1996                1997           1996
                                                              --------------------------------    --------------------------------
Revenues
     Premium and fee revenues
        Commercial                                                $  360,071        333,086        $ 1,064,821     $  985,127
        Federal Employee Program                                      95,153         88,229            285,638        265,587
        Amounts attributable to self-funded arrangements             270,811        277,045            786,767        798,358
        Less:  Amounts attributable to claims under self-
             funded arrangements                                    (245,774)      (255,044)          (712,223)      (731,062)
                                                                -------------     -----------     --------------  ---------------
                                                                     480,261        443,316          1,425,003      1,318,010

     Investment income                                                19,717         11,162             55,302         34,081
     Net realized gains                                               18,112         16,451             45,929         50,685
     Other revenues                                                    6,025         12,288             19,686         37,666
                                                                 -------------     -----------    --------------  ---------------
              Total revenues                                          524,115         483,217        1,545,920      1,440,442

Expenses
     Medical and other benefit costs
        Commercial                                                   298,633         274,769           891,215        809,344
        Federal Employee Program                                      91,617          83,715           272,680        252,478
                                                                 -------------     -----------    -------------  ----------------
                                                                     390,250         358,484         1,163,895      1,061,822
     Selling, general and administrative expenses                     89,776          94,960           268,374        283,704
     Interest expense                                                  1,342                -            3,251              -
                                                                 -------------     -----------    -------------  ----------------
             Total expenses                                          481,368         453,444         1,435,520      1,345,526
                                                                 -------------     -----------    -------------  ----------------

Income before income taxes and extraordinary items                    42,747          29,773           110,400         94,916

     Income tax expense (benefit)                                     14,781         (58,114)           37,859        (46,751)

                                                                 -------------     -----------    -------------  ----------------
Income before extraordinary items                                     27,966          87,887            72,541        141,667

Extraordinary items - costs of demutualization and
      Commonwealth Payment, net of income taxes                          -          (179,692)                -       (186,280)
                                                                 -------------     -----------    -------------  ---------------

Net income (loss)                                                 $   27,966       $ (91,805)      $    72,541        (44,613)
                                                                 ==============    ===========    =============  ==============

Net income after Demutualization and IPO                          $  27,966                        $    56,470
                                                                 ==============                   ==============

Net income per share after Demutualization and IPO                $    0.66                        $      1.33
                                                                 ==============                   ==============
Weighted average common shares outstanding                           42,300                             42,300
                                                                 ==============                   ==============

Pro forma Information (Note 5)
  As reported
      Income before income taxes and extraordinary items           $ 42,747        $  29,773       $   110,400     $   94,916
      Income tax (expense) benefit                                  (14,781)          58,114           (37,859)        46,751
  Pro forma adjustments
      Pro forma interest expense                                           -          (1,244)             (634)        (3,692)
      Pro forma income tax (expense) benefit                               -         (68,099)              217        (78,679)
                                                                ---------------    -----------    -------------  --------------

Pro forma income before extraordinary items                          27,966           18,544            72,124         59,296
      Extraordinary items, net of income tax, as reported                           (179,692)                -       (186,280)
                                                                ---------------    -----------    -------------  --------------
Pro forma net income (loss)                                        $ 27,966        $(161,148)      $    72,124    $  (126,984)
                                                                ===============    ===========    =============  ==============

Pro forma income before extraordinary items per share                $ 0.66        $    0.44       $      1.70    $      1.40
                                                                ===============    ===========    =============  ==============
Pro forma net income (loss) per share                                $ 0.66        $   (3.81)      $      1.70    $     (3.00)
                                                                ===============    ===========    =============  ==============

Pro forma weighted average common shares outstanding                 42,300           42,300            42,300         42,300
                                                                ===============    ============   =============  ==============

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
     For the three months and nine months ended September 30, 1997 and 1996
                                 (in thousands)

                                                   1997               1996
                                               -----------       ------------
Balance, July 1                                $  899,802        $   779,786

Net income (loss)                                  27,966            (91,805)
Change in unrealized gains (losses)
   on investment securities, net                    9,505             (1,331)
Other, principally shares held by
   consolidated grantor trusts                     (3,684)
                                               -----------       ------------

Balance at September 30                        $  933,589        $   686,650
                                               ===========       ============



Balance, January 1                             $  739,780        $   740,071

Net income before Demutualization                  16,071            (44,613)
Issuance of 24,475,022 shares to eligible
   policyholders in the Demutualization and
   cash payment to eligible policyholders in
   lieu of shares of common stock                 (91,144)
Issuance of 17,825,000 shares in the Initial
   Public Offerings, net of expenses              215,205
Net income after Demutualization                   56,470
Change in unrealized gains (losses)
   on investment securities, net                      891             (8,808)
Other, principally shares held by
   consolidated grantor trusts                     (3,684)
                                               -----------       -----------

Balance at September 30                        $  933,589        $   686,650
                                               ===========       ===========

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the nine months ended September 30, 1997 and 1996
                                 (in thousands)


                                                                      Nine Months Ended September 30,
                                                                          1997               1996
                                                                      ------------       ------------
  Net income (loss)                                                   $     72,541       $   (44,613)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                         12,524            12,970
      Accretion of discounts and amortization of premiums, net              (8,279)               21
      Change in allowance for doubtful accounts receivable                     614            (1,018)
      (Increase) decrease in accounts receivable                             3,961           (31,652)
      Increase in other assets                                              (4,543)           (1,745)
      Increase in medical costs payable                                     15,921            40,669
      Increase (decrease) in unearned premiums                                 903            (3,484)
      Decrease in accounts payable and accrued expenses                    (31,543)           (5,347)
      Increase (decrease) in other liabilities                              (5,531)            6,623
      Change in deferred income taxes                                       14,772           (70,597)
      Increase (decrease) in obligation for Commonwealth Payment          (175,000)          175,000
      Increase in minority interest                                          1,280               103
      Increase in obligations for employee benefits                          2,346             5,991
      Loss on disposal of fixed assets                                         100                16
      Realized investment gains, net                                       (45,929)          (50,685)
                                                                      -------------      ------------

              Net cash provided (used) by operating activities            (145,863)           32,252
                                                                      -------------      ------------

  Cash flows from investing activities:
    Proceeds from sale of property and equipment and other assets              575                35
    Capital expenditures                                                    (6,303)          (10,819)
    Investment securities purchased                                     (3,815,252)       (2,180,759)
    Proceeds from investment securities sold                             2,986,885         2,133,101
    Maturities of fixed income securities                                  757,047           136,853
    Cash paid for purchase of subsidiaries, net of cash acquired                 -           (82,496)
                                                                      -------------      ------------

              Net cash used by investing activities                        (77,048)           (4,085)
                                                                      -------------      ------------

  Cash flow from financing activities:
    Proceeds from long-term debt                                            85,439                  -
    Payments to members in lieu of common stock
         pursuant to Plan of Demutualization                               (91,144)                 -
    Net proceeds from issuance of common stock                             215,205                  -
    Other, principally purchase of Trigon common stock by
         consolidated grantor trusts                                        (3,684)                 -
    Change in outstanding checks in excess of bank balance                  (7,535)          (24,127)
                                                                      -------------      ------------

              Net cash provided (used) by financing activities             198,281           (24,127)
                                                                      -------------      ------------

  Net increase (decrease) in cash                                          (24,629)            4,040

  Cash - beginning of period                                                31,482            29,263
                                                                      -------------      ------------

  Cash - end of period                                                $      6,853       $    33,303
                                                                      =============      ============

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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results for the full year.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

    2.   DERIVATIVE INVESTMENTS

         Foreign Currency Forward Contracts and  Foreign Currency Options

         The Company enters into foreign currency derivative instruments to hedge exposure to fluctuations in foreign currency exchange rates. Company policy only permits utilization of these instruments in its foreign denominated bond and equity portfolios. The counterparties to these transactions are major financial institutions. The Company may incur a loss with respect to these transactions to the extent that a counterparty fails to perform under a contract and exchange rates have changed since the inception of the contract. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The forward contracts involve the exchange of one currency for another at a future date and typically have maturities of six months or less. As of September 30, 1997, the Company had forward contracts outstanding to purchase approximately $11.8 million in foreign currencies and to sell approximately $38.0 million in foreign currencies (primarily German Mark and British Pound). The gross unrealized gains and losses related to these contracts as of September 30, 1997 aggregated $267,396 and $321,295, respectively. Foreign currency options are contracts that give the option purchaser the right, but not the obligation, to buy or sell, within a specific period of time, a financial instrument at a specified price. Foreign currency options to sell approximately $20.6 million of foreign currencies (Japanese Yen and German Mark) at set prices were outstanding as of September 30, 1997. These options generally expire within twelve months. The gross unrealized gains related to these options as of September 30, 1997 aggregated $580,634. There were no gross unrealized losses as of September 30, 1997. The forward contracts and options are reflected as Investment Securities on the Consolidated Balance Sheet at fair value. Unrealized gains and losses on these contracts are recorded as a separate component of stockholders' equity along with the unrealized gains and losses on the securities being hedged. When the securities hedged by these contracts are sold, realized gains or losses on these contracts are reflected in the Consolidated Statements of Operations as Net Realized Gains.

         Financial Futures

         The Company engages in financial futures to hedge certain U.S. dollar denominated portfolios. The notional value of the futures, $159.7 million as of September 30, 1997, is limited to that of the market value of the underlying portfolios. Should this limitation be exceeded, futures contracts are immediately terminated in order to comply with this restriction. Initial margins in the form of securities are maintained with the counterparties for these transactions. Changes in market value of financial futures, as determined on a daily basis, are recorded as a realized gain or loss in the Consolidated Statements of Operations. Terminations of contracts are accounted for in a similar manner.

    3.   LONG TERM DEBT

         In February 1997, the Company entered into a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. As of September 30, 1997, $85 million had been borrowed and remained outstanding under the credit agreement, the proceeds of which were used to make a portion of the payment to the Commonwealth of Virginia in accordance with a Plan of Demutualization and Initial Public Offering ("IPO"). The weighted average interest rate for the period the borrowings were outstanding during the quarter and nine months ended September 30, 1997 was 5.843% and 5.821%, respectively.

    4.   INCOME TAXES

         The effective tax rates for the quarter and nine months ended September 30, 1997 were 34.6% and 34.3%, respectively. The effective tax rate benefits for the quarter and nine months ended September 30, 1996 is 195.2% and 49.3%, respectively. The 1996 rates were due to a reduction in the valuation allowance on deferred tax assets caused by the realization of alternative minimum tax credits during the periods presented and the elimination as of September 30, 1996 of the remaining $63.9 million valuation allowance because the Demutualization and IPO made it more likely than not that the assets would be realized. Excluding the effects of the elimination of the valuation allowance, the effective tax rates would have been 19.4% and 18.1% for the quarter and nine months ended September 30, 1996.

    5.   NET INCOME PER SHARE AND PRO FORMA INFORMATION

         Net income and net income per share after Demutualization and IPO reflect net income and net income per share for the period after February 5, 1997, the effective date of the Demutualization and IPO. Pro forma information gives effect to the Demutualization and IPO as if they had occurred on January 1, 1996, consistent with the Company's pro forma presentation in its Form S-1 filed on January 29, 1997, in connection with its IPO. The pro forma information assumes:

         o interest expense at 5.675% per annum for the nine months ended September 30, 1997, and 5.843% and 5.791% per annum for the three months and nine months ended September 30, 1996 on borrowings used to fund a portion of the Commonwealth Payment. The interest rates used for 1996 reflect the weighted average rates in effect for the periods the borrowings were outstanding during 1997. The pro forma interest expense reflected for the nine months ended September 30, 1997 represents interest expense for the period prior to the actual borrowing of funds used to make a portion of the Commonwealth Payment. Actual interest expense for the periods subsequent to the borrowings is included in income before income taxes and extraordinary item. Actual interest rates can vary on the current borrowing. A 1/8 percent change in the interest rate of the current outstanding borrowings would have changed interest expense by approximately $106,000 per annum.

         o adjustment of the effective income tax rate for 1996 to the 35 percent statutory federal rate in conformity with the Company's pro forma presentation in its Form S-1 filing.

         o the actual effective income tax rate of 34.3% for 1997. The pro forma income tax benefit for the nine months ended September 30, 1997 represents the income tax benefit associated with the pro forma interest expense adjustment.

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

         At the Company's Annual Meeting of Shareholders on April 16, 1997, the Company's shareholders approved the 1997 Stock Incentive Plan ("Incentive Plan"). The Incentive Plan provides for the granting of stock options, restricted stock awards, performance stock awards, stock appreciation rights and cash performance awards to employees. The Company has reserved 3.55 million shares of its common stock for issuance under the Incentive Plan. Awards are granted by a committee appointed by the Board of Directors. Options vest and expire over terms as set by the committee at the time of grant. In accordance with the Incentive Plan, options to purchase 1,907,982 shares at an amount equal to the fair market value of the stock at the date of grant were granted to eligible employees on June 11, 1997. These options generally vest at the end of one or three years, with certain grants vesting on a pro-rata basis over three years, depending on an employee's years of service, and in all cases expire 10 years from date of grant.

         In addition, on April 16, 1997, the shareholders of the Company approved the Non-Employee Directors Stock Incentive Plan ("Non-Employee Plan"). In accordance with the terms of the Non-Employee Plan, options to purchase 10,000 shares at an amount equal to the fair market value of the stock at the date of grant were granted to each of the Company's 16 non-employee directors on April 16, 1997. Under the Non-Employee Plan, newly-elected non-employee directors are granted nonqualified stock options to purchase 10,000 shares of common stock on the date of the first annual meeting of shareholders at which the director is elected. In addition, each eligible director will automatically be granted options to purchase 5,000 shares of common stock as of the date of each subsequent annual meeting of shareholders. All options are granted at the fair market value on the date of grant and become exercisable on a pro-rata basis over a three-year period. All options expire 10 years from the date of grant. The Company has reserved 550,000 shares of its common stock for issuance under the Non-Employee Plan. The total shares under option are 160,000.

         Stock Purchase Plan

         At the Company's Annual Meeting of Shareholders on April 16, 1997, the Company's shareholders approved the Company's Employee Stock Purchase Plan ("Stock Purchase Plan"). The Stock Purchase Plan provides employees of the Company an opportunity to purchase the Company's common stock through payroll deductions. The Company has reserved 1 million shares of its common stock for issuance under the Stock Purchase Plan. Shares needed to satisfy the needs of the Stock Purchase Plan may be newly issued by the Company or acquired by purchase at the expense of the Company on the open market or in private transactions. Eligible employees may purchase up to $25,000 in fair market value annually of the Company's common stock at 85% of the lower of the fair market value on the first or last trading day of each calendar quarter. Employee contributions to the Stock Purchase Plan were approximately $273,600 and $430,400 for the three months and nine months ended September 30, 1997, respectively. Pursuant to the Stock Purchase Plan, 9,971 shares of the Company's stock were purchased on the open market and issued to employees for the three months ended September 30, 1997.

7.       STOCKHOLDERS' EQUITY

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

         The date of record for the dividend distribution was July 29, 1997. The rights will expire in 2007 and are redeemable by action of the Board of Directors at a price of $.001 per Right at any time prior to their becoming exercisable.

         Common Stock

         The Company has several grantor trusts which were established to fund future obligations under certain compensation and benefit plans. These grantor trusts are consolidated for financial reporting purposes with the Company. During the third quarter of 1997, shares of the Company's stock were purchased in the open market by these grantor trusts. The purchase price of the shares held by the grantor trusts is shown as a reduction to capital in excess of par in the consolidated balance sheets.

8.       LITIGATION

         The Company is the defendant in four lawsuits that have been filed by self-funded employer groups in connection with the Company's past practices regarding provider discounts. The suits claim that the Company was obligated to credit each self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plans. Collectively, the suits seek $2.5 million in compensatory damages plus unspecified punitive and other damages. The Company is also presently the subject of four other claims by self-funded employer groups related to the Company's past practices regarding provider discounts, some of which involve larger amounts of withheld discounts. The Company is communicating with these groups, and lawsuits have not been filed in connection with these claims. The Company believes it is still possible that additional discount-related claims may be made against it. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the financial condition of the Company. The Company cannot make an estimate of loss, if any, or predict whether or not such claims and litigation will result in a material adverse effect on the Company's results of operations in any particular period.

         The Company and certain of its subsidiaries are involved in various other legal actions occurring in the normal course of their business. While the ultimate outcome of such litigation cannot be predicted with certainty, in the opinion of Company management, after consultation with counsel responsible for such litigation, the outcome of those actions is not expected to have a material adverse effect on the financial condition of the Company.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                      of Operations

GENERAL

Substantially all of the revenues of Trigon Healthcare, Inc. and its subsidiaries (collectively, "Trigon" or the "Company") are generated from premiums and fees received for health care services provided to its members and from investment income. Trigon's expenses are primarily related to health care services provided which consist of payments to physicians, hospitals and other providers. A portion of medical costs expense for each period consists of an actuarial estimate of claims incurred but not reported to Trigon during the period. The Company's results of operations depend in large part on its ability to accurately predict and effectively manage health care costs.

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

MEMBERSHIP

The following table sets forth the Company's membership data by network:

                                                         As of September 30,
                                                        1997            1996
                                                        ----            ----

    Commercial:
    HMO                                                251,066         207,149
    PPO                                                255,131         224,454
    PAR                                                201,161         245,257
    Medicaid HMO                                        32,956          28,928
    Medicare Supplement                                126,800         128,006
    Non-Virginia                                        58,894          50,425
                                                        ------          ------
       Subtotal                                        925,508         884,269
    Self-Funded/ASO                                    677,643         708,289
    Federal Employee Program                           207,709         197,835
                                                       -------         -------
    At Risk and Self-Funded Enrollment               1,810,860       1,790,393
    Processed for other Blue Cross and Blue
             Shield Plans (ASO)                         25,911          69,948
                                                        ------          ------
    Total Members                                    1,836,771       1,860,341
                                                     =========       =========

 PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

 The following table sets forth the premium and premium equivalents by network:

                             For the Three Months Ended September  For the Nine Months Ended September 30,
                                  1997              1996               1997              1996
                                  ----              ----               ----              ----
Commercial:
HMO                          $   103,375        $   82,258         $   303,417       $   233,126
PPO                               96,401            82,674             274,719           242,032
PAR                               85,654           100,269             269,507           315,011
Medicare Supplement               53,910            51,047             159,467           153,566
Non-Virginia                      20,731            16,838              57,711            41,392
                                --------          --------            --------          --------
Subtotal                         360,071           333,086           1,064,821           985,127
Self-funded/ASO                  270,811           277,045             786,767           798,358
Federal Employee Program          95,153            88,229             285,638           265,587
                               ---------          --------           ---------         ---------
Total Premium and Premium
Equivalents                  $   726,035        $  698,360          $2,137,226        $2,049,072
                             ===========        ==========          ==========        ==========

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Premium and fee revenues increased 8.3% to $480.3 million for the quarter ended September 30, 1997 from $443.3 million for the quarter ended September 30, 1996. The increase is due to a combination of commercial rate increases of 3.8% and membership growth in the Company's HMO and PPO networks offset by expected declines in PAR network enrollment. Commercial HMO revenues increased 25.7%, to $103.4 million for the third quarter of 1997 from $82.3 million for the third quarter of 1996. The $21.1 million increase in commercial HMO revenues is a result of increased enrollment attributable to a shift in members from PAR and PPO networks into the HMO networks and enrollment of new HMO members. Commercial PPO revenues grew to $96.4 million for the third quarter of 1997 from $82.7 million for the third quarter of 1996, an increase of 16.6%, driven by 13.7% enrollment growth and a 5.7% increase in the average revenue per member. Commercial PAR revenues declined to $85.7 million for the third quarter of 1997 from $100.3 million for the third quarter of 1996 as a result of the transition of members to more tightly managed HMO and PPO networks. Premium revenues on a per member per month basis for the Company's commercial business increased 3.8% to $129.76 for the third quarter of 1997 from $125.01 for the same period of 1996. FEP revenues increased 7.8% to $95.2 million for the third quarter of 1997 from $88.2 million for the third quarter of 1996 due to increased medical costs reimbursed by OPM and a 5.0% increase in enrollment.

Total enrollment declined to 1,836,771 as of September 30, 1997 from 1,860,341 as of September 30, 1996. The 23,570 decline was the net result of an increase of 41,239 members in commercial business mainly from HMO and PPO network growth, FEP enrollment growth of 9,874 members offset by a decline of 74,683 self-funded/ASO members reflecting the Company's shift in emphasis away from low margin ASO type relationships. Specifically, commercial enrollment increased 4.7% to 925,508 members as of September 30, 1997 from 884,269 members as of September 30, 1996. Enrollment in the HMO networks as of September 30, 1997 increased 20.3% over the prior year and accounts for 30.7% of the Company's commercial enrollment. Enrollment in the PPO networks increased 13.7% over the prior year and accounts for 27.6% of the Company's commercial enrollment. The increases in the HMO and PPO networks were offset by an expected decline of 18.0% for the Company's PAR network as members migrate into more tightly managed networks and partially as a result of ceding all student business with approximately 7,800 members. The PAR network enrollment represents 21.7% of the

Company's total commercial enrollment. FEP enrollment increased 5.0% to 207,709 as of September 30, 1997 from 197,835 as of September 30, 1996. The commercial and FEP enrollment increases were offset by a 74,683 member decrease for self-funded/ASO business. The decline in self-funded/ASO enrollment reflects the Company's shift away from no risk, low margin ASO business and the migration of approximately 44,000 national account members from the Company's systems to a new interplan system where we continue to process claims for other Blue Cross and Blue Shield Plans (ASO).

Investment income increased 76.6% to $19.7 million for the third quarter of 1997 from $11.2 million for the third quarter of 1996. Net realized gains increased 10.1% to $18.1 million for the third quarter of 1997 from $16.5 million for the third quarter of 1996. The increase in investment income reflects the continued increase in the overall size of the investment portfolio over the past year and the Company's strategy to shift a larger portion of the investment portfolio to fixed income securities during the first quarter of 1997. The increase in net realized gains is due to normal portfolio turnover during the quarter in a period of favorable equity and bond market advances.

Other revenues decreased by 51.0% to $6.0 million for the third quarter of 1997 from $12.3 million for the third quarter of 1996. The decrease is primarily a result of the sale of the Company's electronic communication services subsidiary, Health Communication Services, Inc. (HCS), on December 31, 1996. For the third quarter of 1996, HCS contributed $5.3 million in third-party revenues.

Medical costs increased 8.9% to $390.3 million for the quarter ended September 30, 1997 from $358.5 million for the quarter ended September 30, 1996. The $31.8 million increase is the result of enrollment growth of 20.3% in the HMO networks, an increase in FEP medical costs reimbursed by OPM and from general medical inflation. Medical costs for the quarter ended September 30, 1997 were in line with expectations. The commercial loss ratio for the third quarter of 1997 was 82.9% as compared to 84.1% and 84.0% for the first and second quarters of 1997, respectively. The commercial loss ratio for the third quarter of 1996 was 82.5%. While the commercial loss ratio is up slightly over 1996, the improvement in the third quarter of 1997 over earlier 1997 quarters reflected improved medical cost levels for the Company's Medicare supplement products and the growing impact of cost-containment initiatives on core network-based PAR, PPO and HMO business.

Selling, general and administrative expenses ("SG&A") declined 5.5% to $89.8 million for the third quarter of 1997 from $95.0 million for the third quarter of 1996. The decrease is a result of the sale of HCS on December 31, 1996 along with company-wide streamlining and cost-containment activities, partially offset by $1.8 million in incremental costs related to modifying computer software for the year 2000 during the third quarter of 1997. Cost containment activities have reduced head count by 390 positions, or by 9.7%, to 3,615 positions as of September 30, 1997 from 4,005 positions as of September 30, 1996. The Company will continue to build on its efforts to reduce administrative expenses by providing dependable products and low cost, high quality service.

Interest expense was $1.3 million for the third quarter of 1997. There was no interest expense for the same period of 1996. Interest expense for 1997 is the result of the $85 million outstanding on the revolving credit agreement initiated in February 1997 to fund a portion of the payment made to the Commonwealth of Virginia in February 1997 ("Commonwealth Payment") in accordance with a Plan of Demutualization and IPO.

Income before income taxes and extraordinary items increased 43.6% to $42.7 million for the third quarter of 1997 from $29.8 million for the third quarter of 1996. The net increase of $12.9 million was primarily related to an $8.6 million increase in investment income and a $4.1 million improvement in operating income (defined as income before income taxes excluding investment income, net realized gains and interest expense). As discussed above, the increase in investment income is primarily due to the shift of a larger portion of the Company's investment portfolio from equity to fixed income securities in early 1997. The improvement in operating income is primarily a result of growth in enrollment and a decrease in SG&A expenses attributed to streamlining and cost-containment activities, partially offset by the decrease in other revenues related to the sale of HCS in December 1996.

The 1997 third quarter effective tax rate is 34.6% versus a 1996 third quarter tax rate benefit of 195.2%. The effective tax rate benefit for the third quarter of 1996 is primarily due to a reduction in the valuation allowance on deferred tax assets caused by the realization of alternative minimum tax credits during the quarter and the elimination as of September 30, 1996 of the remaining $63.9 million valuation allowance with respect to deferred tax assets because the Demutualization and IPO made it more likely than not that the tax credits would be realized. Excluding the elimination of the valuation allowance, the effective tax rate for the third quarter of 1996 was 19.4% due the realization of alternative minimum tax credits during the quarter.

Income before extraordinary items decreased 68.2% to $28.0 million for the third quarter of 1997 from $87.9 million for the same period of 1996. The decrease is primarily the result of the elimination of a $63.9 million deferred tax valuation allowance which produced an income tax benefit in the third quarter 1996. The increase in income tax expense between the third quarters of 1997 and 1996 was offset by improved investment income and operating income.

Extraordinary items, net of income taxes, was $179.7 million for the third quarter of 1996. It reflects the impact of the $175 million Commonwealth Payment and other demutualization-related expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Premium and fee revenues increased 8.1% to $1,425.0 million for the first nine months of 1997 from $1,318.0 million for the first nine months of 1996. The increase is due to a combination of commercial rate increases of 2.8% and membership growth in the Company's HMO and PPO networks, offset by expected declines in PAR network enrollment. Commercial HMO revenues increased 30.2% to $303.4 million for the first nine months of 1997 from $233.1 million for the same period of 1996. The $70.3 million increase in commercial HMO revenues is a result of increased enrollment attributable to a shift in members from PAR and PPO networks into the HMO networks and from enrollment of new HMO members and an increase of 4.6% in the average revenue per member. Commercial PPO revenues grew to $274.7 million for the first nine months of 1997 from $242.0 million for the first nine months of 1996, an increase of 13.5%, driven by enrollment growth and a 2.9% increase in the average revenue per member. Commercial PAR revenues declined to $269.5 million for the first nine months of 1997 from $315.0 million for the first nine months of 1996 primarily as a result of the transition of members to the more tightly managed HMO and PPO networks. The full nine month impact of the Mid-South acquisition increased revenues $16.7 million, with Mid-South revenues increasing to $58.1 million for the first nine months of 1997 from $41.4 million for the period from February 29, 1996 (the date of the acquisition) through September 30, 1996. Premium revenues on a per member per month basis for the Company's commercial business increased 2.8% to $128.03 for the first nine months of 1997 from $124.57 for the same period of 1996. FEP revenues increased 7.5% to $285.6 million for the first nine months of 1997 from $265.6 million for the same period of 1996 as a result of increased medical costs reimbursed by OPM and a 5.0% increase in enrollment.

Investment income increased 62.3% to $55.3 million for the first nine months of 1997 from $34.1 million for the same period of 1996. Net realized gains decreased 9.4% to $45.9 million from $50.7 million over the same period. The increase in investment income reflects the continued increase in the overall size of the investment portfolio over the past year and the Company's strategy to shift a larger portion of the investment portfolio to fixed income securities during the first quarter of 1997. This portfolio shift is also the primary factor for the decrease in net realized gains for the first nine months of 1997 compared to the same period of 1996.

Other revenues decreased by 47.8% to $19.7 million for the first nine months of 1997 from $37.7 million for the same period of 1996. The decrease is primarily a result of the sale of the Company's electronic communication services subsidiary, HCS, on December 31, 1996. Through the first nine months of 1996, HCS contributed $16.1 million in third-party revenues.

Medical costs increased 9.6% to $1,163.9 million for the first nine months of 1997 from $1,061.8 million for the first nine months of 1996. The $102.1 million increase is the result of enrollment growth of 20.3% in the HMO networks, an increase in FEP medical costs reimbursed by OPM, higher than normal utilization in the Medicare supplement products during the first half of the year, higher than expected utilization and cost per member in one of the Company's HMO plans and the full nine months impact of the Mid-South acquisition. The medical cost per member per month for the Company's commercial business increased 4.7% to $107.15 for the first nine months of 1997 from $102.34 for the same period of 1996. Combined with a 2.8% increase in commercial premium revenues per member per month, the loss ratio on commercial business deteriorated to 83.7% for the first nine months of 1997 from 82.2% for the first nine months of 1996. The deterioration can be attributed partly to issues at one of the Company's HMO plans. The Company has implemented extensive cost containment actions, pricing initiatives and processing controls, as well as a change in management, all aimed at bringing the plan's results to acceptable levels. The Company also experienced higher than expected Medicare supplement product medical costs in the first half of the year. The increase was caused by a greater number of high-dollar claims and higher medical costs driven by physician outpatient claims and pharmacy utilization. Management is encouraged by the loss ratio improvement exhibited in the third quarter of 1997. The improvement reflected improved medical cost levels for the Company's Medicare supplement products, the impact of actions mentioned above regarding one of the Company's HMO plans and the overall impact of cost containment initiatives on core network-based PAR, PPO and HMO business.

Selling, general and administrative expenses declined by 5.4% to $268.4 million for the first nine months of 1997 from $283.7 million for the same period of 1996. The decrease is a result of the sale of HCS on December 31, 1996 along with the impact of Company-wide streamlining and cost containment activities, including a 9.7% reduction in head count. The decrease in expenses was partially offset by the full nine month impact of the Mid-South acquisition and $4.5 million in incremental costs related to modifying computer software for the year 2000.

Interest expense for the nine months ended September 30, 1997 was $3.3 million. There was no interest expense for the same period of 1996. The increase relates to nearly eight months of interest in 1997 for the $85 million outstanding on the revolving credit agreement initiated in February 1997 to fund a portion of the Commonwealth Payment made in February 1997.

Income before income taxes and extraordinary items increased 16.3% to $110.4 million for the first nine months of 1997 from $94.9 million for the first nine months of 1996. The net increase is attributable to a $21.2 million increase in investment income and a $2.3 million improvement in operating income, offset by a $4.8 million decline in net realized gains and interest expense of $3.3 million.

The Company's effective tax rate was 34.3% for the first nine months of 1997 compared to an effective tax rate benefit of 49.3% for the same period of 1996. The 1997 rate is consistent with prior 1997 quarters and current expectations. The effective tax rate benefit for the nine months ended September 30, 1996 is primarily due to a reduction in the valuation allowance on deferred tax assets caused by the realization of alternative minimum tax credits during the period and the elimination as of September 30, 1996 of the remaining $63.9 million valuation allowance because the Demutualization and IPO made it more likely than not that the tax credits would be realized. Excluding the elimination of the valuation allowance, the effective tax rate for the first nine months of 1996 was 18.1% due the realization of alternative minimum tax credits during the period.

Income before extraordinary items decreased 48.8% to $72.5 million in the first nine months of 1997 from $141.7 million in the first nine months of 1996. The decrease is primarily the result of the elimination of a $63.9 million deferred tax valuation allowance as of September 30, 1996, producing an income tax benefit in 1996. The increase in income tax expense for the first nine months of 1997 compared to the same period in 1996 was mitigated by improved investment income and operating income, offset by an increase in interest expense and a decline in net realized gains.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of reducing risk and maximizing overall return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of A as of September 30, 1997. The portfolio had an average contractual maturity of 8.9 years as of September 30, 1997. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international equity portfolio is diversified by industry, country and currency-related exposure. The Company enters into foreign currency forward contracts and foreign currency options to manage its exposure to fluctuations in foreign currency exchange rates on its foreign debt and equity investments. As of September 30, 1997, the equity portfolio was 11.1% of the total portfolio, down from 27.8% as of December 31, 1996, with the majority of the shift occurring prior to March 31, 1997. The Company currently plans to maintain the equity portfolio at levels generally no greater than 15%. As a result of this shift, the Company experienced lower realized gains in the first nine months of 1997 and expects generally lower realized gains and a more consistent contribution to income from the investment portfolio in the future.

Cash provided (used) by operating activities for the nine months ended September 30, 1997 and 1996 was $(145.9) million and $32.3 million, respectively. The significant decrease in cash provided by operations in 1997 is primarily due to the $175 million Commonwealth Payment made in the first quarter of 1997. This decrease in cash provided by operating activities is offset by increased cash provided by financing activities, described in detail below.

Net cash used by investing activities increased to $77.0 million for the nine months ended September 30, 1997 from $4.1 million for the same period of 1996. This increase is primarily due to investment purchases made with cash flows from net proceeds from the initial public offering in February 1997.

Cash provided (used) by financing activities increased to $198.3 million for the first nine months of 1997 from $(24.1) million for the first nine months of 1996 primarily due to the initial public offering and borrowing under a credit agreement. Effective February 5, 1997, the Company completed its conversion from a mutual insurance company to a stock insurance company in accordance with a Plan of Demutualization (the "Demutualization"). In accordance with the Demutualization, Blue Cross and Blue Shield of Virginia ("Virginia BCBS") changed its name to Trigon Insurance Company, Inc. (d/b/a Trigon Blue Cross Blue Shield) and became a wholly owned subsidiary of Trigon Healthcare, Inc., a holding company. The membership interests of Virginia BCBS's eligible members were converted into common stock of Trigon Healthcare, Inc., or, in certain circumstances, cash. The Plan of Demutualization also required the Company to complete an Initial Public Offering ("IPO") of stock simultaneously with the conversion. Accordingly, Trigon Healthcare, Inc. issued 17.8 million shares of common stock at $13 per share in the IPO generating net proceeds of $215.2 million. In connection with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia (Commonwealth Payment). The Company used approximately $90 million of the net proceeds and $85 million in borrowings under a revolving credit agreement to fund this payment. The Company also used approximately $91.1 million of the offering proceeds to pay certain eligible members cash in lieu of shares of common stock that would otherwise be issued to such eligible members pursuant to the Demutualization.

In connection with the Demutualization and Initial Public Offering, the Company entered into a $300 million revolving credit agreement which expires in February 2002. The credit agreement calls for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. As of September 30, 1997, $85 million had been borrowed and remained outstanding under this credit agreement, the proceeds of which were used to pay a portion of the Commonwealth Payment at the time of the Demutualization and IPO.

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

The Company has developed and is currently executing a comprehensive plan to prepare the computer systems and application software for the year 2000. Project completion for the Company's systems and software is scheduled for the end of 1998, allowing adequate time for testing. The Company is using both external and internal resources for the project. The incremental costs for the project are expected to approximate $18 million through 1998 and will be funded though operating cash flows.

In addition, the Company is actively working with hospitals, providers and others depended upon for electronic commerce to ensure they are assessing and correcting any issues relating to the year 2000 which could impact their ability to conduct business with the Company. Lack of appropriate action on the part of these third-parties could impact the Company's ability to serve its customers. The Company will continue to monitor the progress of all third-parties.

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

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

(a) The Company is the defendant in four lawsuits that have been filed by self-funded employer groups in connection with the Company's past practices regarding provider discounts. The suits claim that the Company was obligated to credit each self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plans. Collectively, the suits seek $2.5 million in compensatory damages plus unspecified punitive and other damages. The Company is also presently the subject of four other claims by self-funded employer groups related to the Company's past practices regarding provider discounts, some of which involve larger amounts of withheld discounts. The Company is communicating with these groups, and lawsuits have not been filed in connection with these claims. The Company believes it is still possible that additional discount-related claims may be made against it. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the financial condition of the Company. The Company cannot make an estimate of loss, if any, or predict whether or not such claims and litigation will result in a material adverse effect on the Company's results of operations in any particular period.

The Company and certain of its subsidiaries are involved in various other legal actions occurring in the normal course of their business. While the ultimate outcome of such litigation cannot be predicted with certainty, in the opinion of Company management, after consultation with counsel responsible for such litigation, the outcome of those actions is not expected to have a material adverse effect on the financial condition of the Company.

Item 5.  Other Events

The Company uses the Blue Cross and Blue Shield service marks and trade names throughout most of Virginia pursuant to a license agreement (the "License Agreement") with the Blue Cross and Blue Shield Association ("BCBSA"). The provisions of the License Agreement regarding equity ownership of the Company have been amended. Under the amended License Agreement, an institutional investor (generally defined as an entity identified in Rule 13d-1(b)(1)(ii) of the rules and regulations under the Securities Exchange Act of 1934 and which makes certifications required by item 10 of SEC Schedule 13G) may own up to 10% of the outstanding voting securities of the Company. All other stockholders are subject to a 5% ownership limitation. Ownership by any stockholder of voting securities in excess of such limits would subject the Company to automatic termination of its license.

The Company's Articles of Incorporation contain restrictions on ownership of capital stock conforming to the requirements of the License Agreement. Under the terms of the Articles of Incorporation, the ownership restrictions in the Articles of Incorporation have automatically changed to conform to the amendments to the License Agreement described above.

Item 6.   Exhibits and Reports on Form 8-K
(a)     Exhibits

The following is a list of exhibits filed with this Form 10-Q:

Exhibit
Number                     Description


     10       -- Amendment to the license agreement between the Blue Cross and
                  Blue Shield Association and the Company.

     11       -- Computation of per share earnings for the three months and nine months ended September 30, 1997. Exhibit omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q. There is no difference between primary and fully-diluted per share earnings for the three months and nine months ended September 30, 1997.

     27       --Financial Data Schedule.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (b)  Reports on Form 8-K:
         None filed during the nine months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRIGON HEALTHCARE, INC.
                                             Registrant




Dated: November 13, 1997               By:  /s/ Thomas R. Byrd
                                           ----------------------
                                            THOMAS R. BYRD
                                            SENIOR VICE PRESIDENT & CHIEF
                                            FINANCIAL OFFICER
                                            (PRINCIPAL ACCOUNTING AND
                                            FINANCIAL OFFICER)

                                 EXHIBIT INDEX


    Exhibit
    Number
    -------

     10       -- Amendment to the license agreement between the Blue Cross and
                  Blue Shield Association and the Company.

     27       -- Financial Data Schedule.