Form 10-K
period 1997-12-31
TRIGON HEALTHCARE INC
filed 1998-03-31
CIK 1017747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 for the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998 was approximately $1,245,818,000 (based on the last reported sales price of $29 7/8 per share on March 27, 1998, on the New York Stock Exchange).

As of March 27, 1998, 42,300,022 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Trigon Healthcare Inc.'s Annual Report to Shareholders for the year ended December 31, 1997 into Parts II and IV of this Form 10-K.

Certain portions of Trigon Healthcare Inc.'s definitive Proxy Statement dated March 27, 1998 for the Annual Meeting of Shareholders into Part III of this Form 10-K.

                                     PART I
Item 1. Business.

GENERAL

Trigon Healthcare, Inc. ("Trigon" or the "Company") is the largest managed health care company in Virginia, serving approximately 1.8 million members primarily through statewide and regional provider networks. The Company's membership represents approximately 26% of the Virginia population and 31% of the Virginia population in those areas where Trigon has the exclusive right to use the Blue Cross and Blue Shield service marks and tradenames. Within Virginia, Trigon provides a comprehensive spectrum of managed care products through three network systems with a range of utilization and cost containment controls. The Company is pursuing a growth strategy which includes expansion within Virginia and outside of Virginia into other southeastern and mid-Atlantic states.

As of December 31, 1997, the Company's network systems consisted of: HMO networks which, with 293,538 members, are the Company's most tightly managed and cost efficient networks; the preferred provider organization ("PPO") networks which, with 904,470 members, offer greater choice of providers than Trigon's HMO networks and may include a point of service ("POS") feature; and the participating provider ("PAR") network which, with 411,142 members, is the Company's broadest and most flexible network. As of December 31, 1997, the Company served 215,492 additional members through Medicare supplemental plans (125,686 members), third-party administration of health care claims (25,663 members) and through Mid-South Insurance Company ("Mid-South"), a Fayetteville, North Carolina-based health and life insurance company, which was acquired by the Company in 1996 (64,143 members). Within the Company's managed care product offerings, customers may choose between fully-insured arrangements (in which the Company bears the cost of providing specified health care services for a fixed payment) and self-funded arrangements (in which the customer bears all or a portion of the risk). As of December 31, 1997, 50.9% of members were covered under fully-insured arrangements and 37.8% were covered under self-funded arrangements, with the remaining 11.3% covered under the Federal Employee Program ("FEP"), administered under contract with the Blue Cross Blue Shield Association ("BCBSA"). Member enrollment information for FEP, Mid-South group health business and certain national group accounts are not maintained on the Company's systems. Member enrollment information presented herein for such groups have been calculated based on policy counts for these groups which have been converted to a membership number through the use of actuarially determined conversion factors.

In 1990 the Company began to institute greater managed care controls in all of its product lines and networks, focusing in particular on its PPO and HMO networks and, depending on market readiness, designing, pricing and marketing its products to encourage members to migrate into these more tightly managed networks where the Company is better able to manage health care costs. While members decide which network to select, the Company generally offers more attractive rates in its more tightly managed networks to encourage members to choose these products. This strategy contributed to accelerated enrollment growth for the Company's HMO and PPO networks and a decline in enrollment in the Company's more traditional PAR network. Trigon operates four HMOs which are licensed to serve most areas of Virginia. Trigon has the largest number of HMO members in Virginia. Trigon's total HMO enrollment has grown from 60,683 members at December 31, 1992 to 293,538 members as of December 31, 1997, representing a compound annual growth rate of 37.1%. The Company's PPO network system is the largest in Virginia. Trigon's total PPO enrollment has grown from 561,686 members at December 31, 1992 to 904,470 members as of December 31, 1997, representing a compound annual growth rate of 10.0%. Membership in the Company's HMOs and PPOs increased from 38.4% of total enrollment at December 31, 1992 to 65.1% as of December 31, 1997.
Trigon's more traditional products are offered through its PAR network, which is the Company's largest provider network. As a result of the Company's strategy of encouraging members to migrate to its more tightly managed networks, total membership in the PAR network, decreased from 683,982 members at December 31, 1992 to 411,142 members at December 31, 1997. Trigon also offers several specialty health care and related products, such as dental, wellness, behavioral health, life and accident and disability insurance coverage.

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

Since 1972, the Company has provided health benefits to employees and retirees of the Commonwealth of Virginia. In 1997, the Company recorded $398.7 million for amounts attributable to this self-funded arrangement, which represented 38% of the Company's self-funded business. The current contract to provide health benefits to the employees and retirees of the Commonwealth of Virginia will expire on June 30, 1999. Under the agreement, such services may be terminated by either party upon twelve months' written notice. The Company believes that it is well qualified to meet the Commonwealth of Virginia's health care requirements because of the size and geographic range of the Company's network systems and its broad offering of PPO and HMO network products.

DEMUTUALIZATION AND INITIAL PUBLIC OFFERING

Effective February 5, 1997, Blue Cross and Blue Shield of Virginia (dba Trigon Blue Cross Blue Shield) completed its conversion from a mutual insurance company to a stock insurance company in accordance with a Plan of Demutualization ("Demutualization"). In accordance with the Demutualization, Blue Cross and Blue Shield of Virginia changed its name to Trigon Insurance Company (dba Trigon Blue Cross Blue Shield) ("Trigon Insurance") and became a wholly-owned subsidiary of the Company. The membership interests of Blue Cross and Blue Shield of Virginia's eligible members were converted into Class A common stock of Trigon Healthcare, Inc., or, in certain circumstances, cash. The Demutualization also required the Company to complete an Initial Public Offering ("IPO") of stock simultaneously with the conversion. Accordingly, Trigon Healthcare, Inc. issued
17.8 million shares of Class A common stock at $13 per share in the IPO, generating net proceeds of $215.2 million. In connection with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia ("Commonwealth Payment") in February 1997. The Commonwealth Payment was accrued and reflected as an extraordinary charge in the consolidated financial statements for 1996. The Company used approximately $90 million of the net proceeds and $85 million in borrowings under a revolving credit agreement to fund this payment. The Company also used approximately $91.1 million of the offering proceeds to pay certain eligible members cash in lieu of shares of common stock that would otherwise have been issued to such eligible members pursuant to the Demutualization.

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

Within the Company's network product offerings, employer groups may choose various funding options ranging from fully-insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the claims are not underwritten by Trigon but are funded by the groups. Self-funded arrangements are typically utilized by large and mid-size groups. In addition, most self-funded groups purchase aggregate and/or claim specific stop-loss coverage. In exchange for a premium, the group's aggregate liability is capped for the year or the group's liability on any one episode of care is capped. Trigon charges self-funded groups an administrative fee which is based on the number of members in a group or the group's claims experience. Under the Company's self-funded arrangements, amounts due are recognized based on incurred claims plus administrative and other fees and any stop-loss premiums.

The following table sets forth the number of members in each of the Company's product groups for the last five years.

                          ENROLLMENT BY NETWORK SYSTEM


                                                                             AS OF DECEMBER 31,
                                                                             ------------------
                                                          1997          1996          1995          1994          1993
                                                 -------------- ------------- ------------- ------------- -------------


Commercial:
HMO..........................................          291,036       248,172       172,893        85,739        59,353
PPO..........................................          263,828       230,675       212,322       155,433       131,052
PAR..........................................          192,825       236,383       296,716       334,800       352,783
   Other (1).................................          189,829       177,266       149,109       158,503       156,737
                                                 -------------- ------------- ------------- ------------- -------------
Subtotal.....................................          937,518       892,496       831,040       734,475       699,925

Self-funded:
HMO..........................................            2,502         9,479        48,255        34,243        24,728
PPO..........................................          433,185       363,754       336,414       321,863       313,744
PAR..........................................          218,317       291,629       256,964       253,110       264,776
ASO..........................................           25,663        35,620        63,826        77,481        78,903
                                                 -------------- ------------- ------------- ------------- -------------
Subtotal.....................................          679,667       700,482       705,459       686,697       682,151


FEP (PPO network)............................          207,457       197,241       198,561       195,314       180,015
Fully insured and self-funded                    -------------- ------------- ------------- ------------- -------------
enrollment...................................        1,824,642     1,790,219     1,735,060     1,616,486     1,562,091

Processed for other Blue Cross and Blue          -------------- ------------- ------------- ------------- -------------
   Shield Plans (ASO)........................           15,728        70,330        64,558        65,187        69,916

                                                 -------------- ------------- ------------- ------------- -------------
Total........................................        1,840,370     1,860,549     1,799,618     1,681,673     1,632,007
                                                 -------------- ------------- ------------- ------------- -------------

(1) "Other" members include enrollment from Medicare supplement plans, out-of-state student health care coverage (which was discontinued as of December 31, 1995) and Mid-South members beginning in 1996.

HMO NETWORKS

Trigon established its first HMO in 1984 and now operates four separate HMOs. HealthKeepers, Inc. ("HealthKeepers") is a state qualified HMO that operates primarily in the central, eastern, and southwestern areas of Virginia. Physicians Health Plan, Inc. ("PHP") is a federally qualified HMO operating in Northern Virginia, Washington D.C. and the surrounding Maryland counties. Peninsula Health Care, Inc. ("PHC"), a joint venture owned 51% by Trigon, is a state qualified HMO operating primarily on the Peninsula in Eastern Virginia. The Company owns 80% of Priority Inc. ("Priority") (acquired in 1995), which owns a federally qualified HMO, Priority Health Care, Inc. (formerly, Health First, Inc.), operating in the Tidewater area in Eastern Virginia. As of December 31, 1997, the HMO networks included approximately 2,200 primary care physicians, 6,600 specialist physicians and 66 hospitals throughout Virginia. Each of Trigon's HMOs uses the Blue Cross and Blue Shield service mark except for PHP, which operates outside the area covered by the Company's license to use the service mark.

The Company's HMOs are able to provide for the delivery of health care services at lower costs than traditional health insurance plans due to their network provider arrangements which specify favorable rates and require utilization management and other cost control measures. Members choose a primary care physician who is responsible for coordinating health care services for the member. The HMO product portfolio is presented to customers as a stand-alone HMO offering, or through "Blue Advantage," a program which includes HMO and PPO options administered and priced as a single program and which can only be utilized by groups that contract with Trigon on an exclusive basis.

Most HMO products have a copayment provision under which the member bears a portion of health care costs. All of the Company's HMOs offer a feature which permits the member to receive health care services from providers that are not part of the Company's HMO network or without a primary care physician referral at additional out-of-pocket cost to the member which includes a deductible and higher copayment obligation. The Company believes that copayment obligations, out-of-network costs and other obligations of these HMO plans enhance its ability to control costs by encouraging members to take more responsibility for their health care decisions.

MEDICAID AND MEDICARE HMO PRODUCTS. PHC and Priority Health Care, Inc. market a Medicaid HMO product to participants in the Aid to Families with Dependent Children program and the Aged, Blind and Disabled Individuals programs in the Peninsula and Tidewater regions of Virginia. HealthKeepers received federal and state regulatory approval in the first quarter of 1998 to begin selling a Medicare HMO product within the City of Richmond and five surrounding counties in central Virginia. The product is available to individuals who are eligible for Medicare either through age or disability. Health care services will be provided by a special network comprised of a subset of the HealthKeepers provider network. The Company is currently beginning its marketing and enrollment efforts, with enrollment of 5,000 to 7,000 members expected by the end of 1998.

PPO NETWORKS

The Company's PPO network is a statewide PPO network, which as of December 31, 1997 included approximately 15,900 physicians and 136 hospitals. Approximately 24% of PPO members as of December 31, 1997 were employees of the Commonwealth of Virginia, whose plan includes the POS feature discussed below.

The Company's PPO products are similar to its HMO products in that they are able to provide for health care delivery at lower costs than traditional health insurance due to network provider arrangements which specify favorable rates and employ utilization management and other cost control measures. Members have copayment or coinsurance obligations for services rendered by network providers that are similar to those of the Company's HMO products. Trigon includes as part of its PPO network the option of including a POS feature in which each member chooses a primary care physician who is responsible for coordinating all health care services for the member. Unlike the HMO and PPO products electing the POS feature, members with the standard PPO products may seek care from any PPO network physician in the appropriate PPO network depending on services required. PPO members may also choose to receive health care services from providers that are not a part of the network, typically at substantial out-of-pocket costs. Trigon believes that copayments and out-of-network obligations of its PPO products enhance its ability to control costs by encouraging members to take more responsibility for their health care decisions.

PAR NETWORK

Trigon's PAR network provides more traditional health coverage and included approximately 17,400 physicians and 137 hospitals as of December 31, 1997. The PAR network offers members more providers to choose from, greater customization of benefit design, and fewer restrictions in the use of non-network providers than the PPO network. The Company's strategy is to transition members from the PAR network to the more tightly managed PPO and HMO networks. However, Trigon expects that its PAR network and products will continue to be an important offering for groups desiring greater flexibility and choice in networks and benefits, as well as a source of new PPO and HMO members.

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

PROVIDER ARRANGEMENTS

Trigon's HMO networks have contracts with hospitals, physicians and other professionals at reduced rates, which are typically more favorable than rates for the Company's PPO and PAR networks. Almost all of the primary care physicians in the HMO networks are reimbursed on a capitated basis. Specialists are reimbursed based on a fee schedule or on a capitated basis. Some ancillary services, lab services, behavioral health and vision services are also capitated. These arrangements provide the incentive to control utilization and cost. HMO network hospital provider contracts, typically two years in duration, are on a nonexclusive basis and are generally paid on the basis of per diems (fixed fee schedules where the daily rate is based on the type of service), per case per admission (fixed fee schedules for all services during a member's hospitalization), or a percentage of covered charges with limits on the subsequent year increases. The average rate negotiated with hospitals under this arrangement is lower than the hospital's average standard retail charges. Services not subject to special per case or per diem payment arrangements are generally paid according to a fee schedule or as a percentage of billed charges. Based on these payment arrangements, physicians and hospitals in the HMO networks have financial incentives to control health care costs.

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

The Company also manages health care costs in its PPO and PAR networks by adopting utilization management systems that are intended to reduce unnecessary procedures, admissions and other medical costs. The Company's utilization management systems guidelines for the PPO and PAR networks help to ensure that only appropriate services are rendered and that such services are provided in the most cost-effective manner. Trigon utilizes Milliman & Robertson's healthcare management guidelines and requires pre-admission approvals of all hospital and skilled nursing facility stays and concurrent review of length of stay. Trigon prospectively reviews the medical necessity of home health, private duty nursing and durable medical equipment. Trigon also retrospectively reviews physician practice patterns. Review of physician practice patterns may result in modifications and refinements to the PPO and

PAR network of providers and network contractual arrangements. Physicians participating in the PPO network and in the POS program are required to meet certain economic profiling criteria that indicate cost effective and quality practice standards. Primary care and specialist providers in the POS program are periodically given utilization, cost and quality profiles, or "report cards." In the POS program, utilization management includes an outpatient review program, with pre-authorization of high-cost outpatient care, in addition to management of hospital care through precertification, concurrent review, case management and discharge planning capacity. Outpatient care is further controlled through claim edits designed to detect and correct inappropriate provider billing patterns. All new medical technologies are reviewed in advance in an attempt to ensure that only safe and effective new medical procedures are covered. Additionally, the Company also employs a comprehensive case management program. In this program, the Company identifies those members having certain chronic diseases (such as asthma, hypertension and cancer) and proactively works with the member and the physician to facilitate appropriate treatment, help to ensure compliance with recommended therapies and educate members on lifestyle modifications to manage the disease. The Company believes that the program promotes the delivery of efficient care and helps to improve the quality of health care delivered.

As with its HMO network, Trigon further manages health care costs by reviewing monthly cost and utilization trends within its PPO and PAR networks.

QUALITY MANAGEMENT

Trigon's HMO quality improvement standards are modeled on those of the National Committee on Quality Assurance ("NCQA"), an independent, nonprofit institution that reviews and accredits health maintenance and managed care organizations. The quality improvement program instituted by the Company's HMOs provides for the review of quality of care service and the initial and ongoing review of the credentials of all network providers. This credentialing process includes a review of whether the provider has the necessary licenses, is qualified in the specialty indicated, and meets standards for safety, sanitation, and accessibility. The HMO reviews the findings with a quality improvement committee, which includes practicing physicians from the HMO network. In addition, quality of care services are monitored through profiling and data analysis, member satisfaction surveys, and problem case review. During 1997, the Company obtained one-year accreditation from the NCQA for HealthKeepers, its largest HMO. The one-year accreditation is granted to companies that have well-established quality improvement programs and meet most NCQA standards. NCQA provides companies with specific recommendations and reviews the companies again after one year to determine if they have reached full accreditation. The remaining Trigon HMO plans -- PHC, PHP and Priority Health Care, Inc. -- did not seek accreditation in 1997. PHC is currently undergoing an NCQA-review in 1998. The Company will not know the results of this review until later this year.

The Company has an active program to evaluate the quality and appropriateness of care provided by its PPO and PAR networks. Provider credentialing, profiling and member satisfaction, along with monitoring of outcomes, and clinical studies are all performed to monitor and manage quality of care. Network physicians and other providers participate in quality management programs overseen by medical advisory panels. Using the Company's computerized medical information database, these programs involve profiles of the tests, types of treatment and procedures performed for specific diagnoses by these physicians, as well as reviews of aggregate data.

SPECIALTY MANAGED HEALTH CARE PLANS

Trigon also offers specialty managed health care services through a number of specialized networks. The Company believes that these specialty networks and plans complement and facilitate the Company's marketing plans and enable the Company to attract employer groups and other members that are increasingly seeking a variety of options and services. These specialty plans include pharmacy plans, dental plans, behavioral health plans as well as ancillary networks for certain outpatient services. In addition, Trigon offers numerous Medicare supplemental plans, which typically pay the difference between the health care cost incurred and the amount paid by Medicare.

MARKETING

Trigon markets its products and services to both individuals and groups. The individual products are marketed principally through a telemarketing unit and through brokers. The group market includes small, medium and large group employers. The smaller group employers generally use insurance brokers to assist in the selection of products and analysis of the actual cost of competing plans. As the group size grows, employers may use consultants to assist in the tailoring of benefits and networks. The larger group employers are generally more sophisticated purchasers, often engaging consultants to work with the Trigon sales staff to tailor benefit and network design to match their specific needs more closely. In addition, Trigon has a direct sales staff that markets the full range of Trigon products and services.

RELATED BUSINESSES

In addition to its core managed care business, the Company engages in several other health-related businesses including employee benefits administration, workers' compensation administration and health management services. Together, these and other health-related benefits businesses generated $25.5 million in revenues for the year ended December 31, 1997, included in "Other Revenues" in the Company's consolidated financial statements. These businesses represent approximately 1% of the Company's total revenues, a trend which is expected to remain consistent in the next several years. Aside from their direct contribution to revenue, the Company believes these related businesses also provide Trigon with competitive advantages from single-source product offerings, cross-selling, market presence and as avenues into new markets.

GOVERNMENT PROGRAMS

Trigon acts as an intermediary and administrative agent in servicing approximately 1.2 million Medicare Part A beneficiaries in Virginia and West Virginia. In 1997, the Company processed over 3.7 million Medicare Part A claims amounting to $3.3 billion of charges. Claims processed and the reimbursement for these claims are not included in the Company's consolidated statements of operations. However, the Company is reimbursed for operating expenses related to administering this business. In 1997, such expense reimbursements totaled $12.5 million. Trigon's intermediary Medicare program carries no underwriting risk.

Trigon also administers Virginia's portion of the BCBSA's national contract with the U.S. Office of Personnel Management ("OPM") to provide benefits through its PPO networks for approximately 207,000 federal employees and their dependents living in Virginia. The contract renews automatically for a term of one year each January 1, unless written notice is given by either party at least 60 days prior to the date of renewal. In 1997, Trigon recorded revenues of $377.7 million under this program, which represented 18% of total revenues. Under the program, a special FEP reserve is maintained at the national level as protection against adverse claims trends. However, if the contract should terminate with a negative balance in the FEP special reserve, the losses would be allocated to participating plans or subcontractors based on a ratio of the Company's past five year claims experience as a percent of the total program's experience. As of December 31, 1997, the national reserve amounted to $3.3 billion or 5.7 months of program income.

INFORMATION SYSTEMS

The Company develops and maintains its own information systems. Information systems have played and will continue to play a key role in ongoing plans to continually improve quality, lower costs and increase benefit flexibility for the Company's customers. Trigon's centralized, common database and analytical technologies allow for increasingly more sophisticated methods of managing costs and quality of care. The database includes comprehensive information on virtually all physicians and hospitals and one third of the population in Virginia, which assists Trigon in analyzing the medical and economic performance of providers and the medical and economic experience of specific customer groups and individuals. The Company believes that its information systems are a competitive advantage and are sufficient to meet its current needs and future expansion plans.
                                   8

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

The Company has developed and is currently executing a comprehensive plan to prepare the computer systems and application software for the year 2000. Project completion for the Company's systems and software is scheduled for the end of 1998, allowing adequate time for testing. The Company is using both external and internal resources for the project. The incremental costs for the project were $6.8 million through December 31, 1997 and are expected to approximate $20.0 million through 1999. The costs will be expensed as incurred and will be funded through operating cash flows.

In addition, the Company is actively working with hospitals, providers and others depended upon for electronic commerce in an effort to ensure they are assessing and correcting any issues relating to the year 2000 which could impact their ability to conduct business with the Company. Lack of appropriate action on the part of these third parties could impact the Company's ability to serve its customers. The Company will continue to monitor the progress of these entities.

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

INVESTMENTS

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital within acceptable limits of risk. The Company believes that concentration of investments in any one asset class is unwise due to constantly changing interest rates, market and economic conditions. A portion of the portfolio has been designated to meet the operating and liquidity needs of the Company. The liquidity portfolio is invested in short- to intermediate-term fixed income instruments with an average portfolio duration of two and one-half years and an average quality of AA. Additional funds not required for liquidity needs are invested by internal and external money managers in fixed income and equity securities with the dual objectives of generating income and safeguarding principal. The long-term fixed income portfolio is invested in governmental and corporate securities, both domestic and international, with an average quality rating of A. The equity portfolio contains readily marketable investment securities (domestic and international) ranging from small growth to well-established Fortune 500 companies. During the first quarter of 1997, the Company reduced its equity allocation from 27.8% of the total portfolio at December 31, 1996 to approximately 10.5%. The Company currently plans to maintain the equity allocation at levels generally no greater than 15%.

Each external manager invests within certain guidelines established by the Company designed to fit into the overall investment strategy. These guidelines establish minimum quality and diversification requirements which, among other things, provide limitations on the allowable investment for a single issuer as well as currency exposure for those managers investing in international securities. At December 31, 1997, 13.5% of the portfolio was invested to meet the liquidity needs of the Company with an additional 76.0% in long-term fixed income portfolios (including derivative instruments) and 10.5% in equity portfolios. At December 31, 1997, 4.8% of the fixed income portfolio and 44.1% of the equity portfolio was invested internationally. The exposure to securities denominated in any one currency (other than U.S. dollars) was no greater than 1.8% at December 31, 1997.

At December 31, 1997 the investment portfolio was comprised of the following (in thousands):



                                                                                   ESTIMATED         PERCENT OF
                                                                                  FAIR VALUE          PORTFOLIO
                                                                                  ----------         ----------

Fixed income:
    Domestic:
       U.S. Treasury securities and obligations of U.S. government
       agencies...............................................................      $429,947              31.3%
       Mortgage-backed obligations of U.S. government agencies................        73,453               5.3
       States and political subdivisions securities...........................        33,232               2.4
       Other mortgage-backed and asset-backed securities......................       139,916              10.2
       Domestic corporate securities..........................................       398,217              29.0

       Short-term debt securities with maturities of less than one
       year...................................................................        93,561               6.8
    Foreign:
       Debt securities issued by foreign governments..........................        42,872               3.1
       Foreign corporate  bonds...............................................         6,973               0.5

       Short-term debt securities with maturities of less than one year.......         9,182               0.7

                                                                             ---------------- ----------------
Total fixed income.....................................................            1,227,353              89.3

                                                                             ---------------- ----------------
Equities:
    Domestic...........................................................               80,635               5.9
    Foreign............................................................               63,697               4.6
                                                                             ---------------- ----------------
Total equities.........................................................              144,332              10.5

Derivative instruments.................................................                2,312               0.2

                                                                             ---------------- ----------------
Total investments......................................................        $   1,373,997             100.0%
                                                                             ================ ================


As of December 31, 1997, the composition of the Company's fixed income investment securities by rating is as follows (in thousands):

                                   ESTIMATED       PERCENT OF
         RATING (1)                FAIR VALUE        TOTAL
         ----------               -----------      ----------
AAA...........................    $   727,932            59.3%
AA............................         30,283             2.5
A.............................         30,552             2.5
BBB...........................        102,849             8.4
BB............................        149,476            12.2
B.............................        185,546            15.1
CCC or lower..................              -               -

Not rated.....................            715               -
                                  -----------          ------
Total.........................    $ 1,227,353           100.0%
                                  ===========          ======


(1) Ratings are assigned by Standard & Poor's Corporation or Moody's Investor Service, Inc.

At December 31, 1997, $122.7 million, or 8.9% of the Company's investment portfolio was invested internationally. This amount includes $8.3 million invested in U.S. dollar denominated investment funds containing international investment securities.

Derivative instruments consist of foreign currency forward contracts and foreign currency options. The Company enters into foreign currency derivative instruments to hedge exposure to fluctuations in foreign currency exchange rates. Company policy only permits utilization of these instruments in its foreign denominated bond and equity portfolios. The counterparties to these transactions are major financial institutions. The Company may incur a loss with respect to these transactions to the extent that a counterparty fails to perform under a contract and exchange rates have changed unfavorably since the inception of the contract. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The forward contracts involve the exchange of one currency for another at a future date and typically have maturities of six months or less. As of December 31, 1997, the Company had forward contracts outstanding to purchase approximately $3.3 million in foreign currencies and to sell approximately $35.8 million in foreign currencies (primarily British Pound, German Mark and Canadian Dollar). The gross unrealized gains and losses related to these contracts as of December 31, 1997 aggregated $547,000 and $406,000, respectively. Foreign currency options are contracts that give the option purchaser the right, but not the obligation, to buy or sell, within a specific period of time, a financial instrument at a specified price. Foreign currency options to sell approximately $20.6 million of foreign currencies (Japanese Yen and German Mark) at set prices were outstanding as of December 31, 1997. These options generally expire within twelve months. The gross unrealized gains related to these options as of December 31, 1997 aggregated $1.7 million. There were no gross unrealized losses as of December 31, 1997.

The Company enters into financial futures contracts for portfolio strategies such as minimizing interest rate risk and managing portfolio duration. The notional amount of the futures, $174.8 million as of December 31, 1997, is limited to that of the market value of the underlying portfolios.

Other than currently or formerly occupied Company property or through mortgage-backed securities, the Company has no investment in real estate or mortgage loans. The company does not enter into any derivative instruments other than forward currency contracts, foreign currency options and financial futures.

REGULATION

HEALTHCARE REFORM - VIRGINIA. In its 1998 session, the Virginia General Assembly passed the following legislation which will become effective July 1, 1998, pending approval by the Governor of Virginia:

* a new small group reform measure which requires all insurers and HMOs doing business in the small group market (employers with 2-50 employees) to offer and make available both an essential and a standard benefit plan to small group employers in addition to other insurance plans which they now market. Prior law required the offering only to groups of 2-25. Rating requirements apply to the two benefit plans, which will allow carriers to use the demographic risk classification factors of age, gender and geographic area. Variations in premiums charged by a small employer carrier based on claim experience, health status and duration are limited to a range of 20% above or 20% below the community rate filed by the carrier, defined as the average rate charged for the same or similar coverage to all of that carrier's small employer group business.

* legislation that requires HMOs to offer a point of service option as part of any plan offered to an employer. However, an HMO is not required to do so if the employer has a non-HMO option in place. Because Trigon Insurance offers point of service options to its affiliated HMO customers, this legislation is not expected to have a material effect on the Company's operations or financial condition.

* legislation that transfers the responsibility for regulation of utilization review activities and quality of care in managed care plans from the Bureau of Insurance to the Department of Health. The law also imposes material change filing requirements previously imposed on HMOs only to all carriers offering managed care plans. The legislation establishes a mechanism by which any carrier offering a managed care plan must apply to the Department of Health and receive a certificate of quality assurance. The Department will review the carrier's procedures regarding adequacy of complaint systems, access to care, provider credentialing, patient privacy, as well as other factors in determining whether to issue the certificate. Full implementation of the quality bill does not occur until regulations are promulgated by the Department of Health, and certificates are not required to maintain a carrier's insurance license until July 1, 2000, so long as an application for a certificate is made by December 1, 1999. There is no indication or expectation that the regulatory process will result in requirements that will materially affect the Company's operations or financial condition, however, there can be no assurance of that result at this time.

HEALTHCARE REFORM - FEDERAL. Effective January 1, 1998, provisions of the Health Insurance Portability and Accountability Act ("HIPAA") affecting the individual market took effect. The provisions impose requirements concerning guaranteed renewability and availability, the waiving of waiting periods for certain eligible individuals coming from group coverage and limitations on the insurers ability to terminate policies. Also, new requirements on group insurance plans concerning maternity length of stay and mental health benefits became effective for group coverage with the commencement of plan years beginning on or after January 1, 1998. There is no expectation that any of these new requirements will materially affect the Company's operations or financial condition.

Currently, at the federal level, there are numerous legislative proposals to regulate health plans in order to address the issues of health care quality and patient rights. Many of these proposals are viewed by health plans as adverse to managed care but it is not clear at present whether any of these federal proposals will be adopted. Moreover, there can be no assurance that additional legislative or regulatory initiatives will not be undertaken in the future, either at the federal or state level, to engage in structural reform of the health care industry in order to reduce the escalation in health care costs or to make health care more accessible. Such reform, if it occurs, could adversely affect Trigon's results of operations or financial condition.

HMO REGULATION. Trigon has four HMO subsidiaries, two of which are federally qualified HMOs. All of Trigon's HMO subsidiaries are licensed by the Commonwealth of Virginia and are subject to regulation and review by the State Corporation Commission, with which they must file periodic reports. In addition, one of the HMO subsidiaries is licensed by and subject to regulation and review by the State of Maryland, with which it must file periodic reports. Among the areas regulated by Virginia and Maryland law are policy forms, market conduct, quality assurance, covered benefits, contracts between the HMO and its health care providers, the HMO's financial condition, including net worth requirements, and the geographic service area of an HMO.

Trigon's federally qualified HMOs are also subject to regulation and review by the U.S. Department of Health and Human Services and certain other federal authorities, with which they must file periodic reports. Areas covered by federal law are similar to those covered by state law and regulation. In addition, one of the Company's HMOs offers a Medicare risk product that subjects that HMO to regulation and review by the U.S. Department of Health and Human Services and certain other federal authorities as well.

INSURANCE HOLDING COMPANY REGULATION. Trigon Healthcare, Inc. is not regulated as an insurance company but, as the direct or indirect owner of all the capital stock of Trigon Insurance, Trigon Health and Life Insurance Company, formerly Monticello Life Insurance Company ("Trigon Health and Life"), a Virginia-based group life and disability company, and Mid-South, is regulated as an insurance holding company and subject to the insurance holding company acts of Virginia and North Carolina, the states in which the insurance company subsidiaries are domiciled. Effective July 1, 1998, the Company's HMOs will also be required to meet the obligations and restrictions under the Virginia Holding Company Act. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer and its affiliates. The Virginia insurance holding company laws and regulations generally require insurance companies within an insurance holding company system to register with the State
Corporation Commission, and to file with the State Corporation Commission certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Virginia insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent holding companies and affiliates.

Additionally, holding company acts (including those of Virginia and North Carolina) restrict the ability of any person to obtain control of an insurance company without prior regulatory approval. Under Virginia insurance holding company laws and regulations, the acquisition of control of a Virginia insurer or a person controlling a Virginia insurer, including the Company, requires the prior approval of the State Corporation Commission. Without such approval (or an exemption), no person may acquire any voting security of an insurance holding company which controls a Virginia insurance company, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

INSURANCE COMPANY REGULATION. Trigon Insurance and its HMO subsidiaries and Trigon Health and Life are subject to the insurance laws and regulations of the Commonwealth of Virginia, the domiciliary state of these companies. Mid-South is domiciled in North Carolina and is subject to the laws and regulations of that state. In addition, Trigon Insurance and its HMO subsidiaries, Trigon Health and Life and Mid-South are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed or authorized to do business. These insurance laws and regulations generally give state regulatory authorities broad supervisory, regulatory and administrative powers over insurance companies and insurance holding companies with respect to most aspects of their insurance businesses. This regulation is intended primarily for the benefit of the policyholders and members of insurance companies and not investors. Regulatory authorities exercise extensive supervisory power over health and life insurance companies with respect to the licensing of insurance companies; the approval of forms and insurance policies used; the nature of, and limitations on, an insurance company's investments; the periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. Trigon Insurance, the HMO subsidiaries, Trigon Health and Life and Mid-South are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, Trigon Insurance, the HMO subsidiaries, Trigon Health and Life, and Mid-South are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business. Some states impose surcharges on all insurance companies operating in the state except for the Blue Cross plan or plans operating there. The Company does not believe that these surcharges will materially affect its ability to expand outside of Virginia because the surcharges have generally not been imposed in the states in which the Company principally intends to expand and, if imposed, would likely apply equally to all non-Blue Cross companies operating in the state.

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

The Virginia RBC requirements categorize insurance companies according to the extent to which they meet or exceed certain RBC thresholds. The law requires increasing degrees of regulatory oversight and intervention as an insurance company's RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the Virginia Insurance Commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

As of December 31, 1997, the RBC levels of Trigon Insurance, Trigon Health and Life, and Mid-South, as calculated in accordance with the NAIC RBC instructions, exceeded all RBC thresholds.

RESTRICTIONS ON DIVIDENDS. In the event the Company determines to pay dividends, the principal source of funds to pay dividends to stockholders would be dividends received by the Company from its subsidiaries, including Trigon Insurance. Virginia insurance laws and regulations restrict the payment of extraordinary dividends declared by insurance companies, including health care insurers such as Trigon Insurance, in a holding company system. An insurance company is prohibited from paying an extraordinary dividend unless it obtains the approval of the State Corporation Commission. An extraordinary dividend is one which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, exceeds the lesser of (i) 10% of the insurance company's surplus to policyholders as of the preceding December 31st or (ii) the insurance company's net income (not including realized capital gains) for the preceding calendar year. Further, an insurance company may not pay a dividend unless, after such payment, its surplus to policyholders is reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The State Corporation Commission may bring an action to enjoin or rescind payment of any dividend or distribution that would cause the insurance company's statutory surplus to be unreasonable or inadequate. The maximum amount available after certain dates in 1998 for payment of dividends by Trigon Insurance to the Company without the prior approval of the State Corporation Commission is $61.8 million.

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

Under the Virginia Life, Accident and Sickness Insurance Guaranty Association (the "Association") Act, assessments against insurance companies which issue policies of accident or sickness insurance, such as Trigon Insurance, are made retrospectively and are based (up to prescribed limits) upon the ratio of (i) the insurance company's premiums received in Virginia over the previous three calendar years on accident and sickness insurance, to (ii) the aggregate amount of premiums received by all assessed member insurance companies over such three calendar years on accident and sickness insurance. The guaranty fund and assessments made under the act are administered by the Association, which has its own board of directors selected by member insurers with the approval of the State Corporation Commission. An assessment may be abated or deferred by the Association if, in the opinion of the board, payment would endanger the ability of the member to fulfill its contractual obligations, but the other member insurers may be assessed for the amount of such abatement or deferral. Any such assessment paid by a member insurance company may be offset against its premium tax liability to the Commonwealth of Virginia in each succeeding year in an amount not to exceed 0.05 (one twentieth) of one percent of the member's direct gross premium income for the class of insurance for which the insurer is assessed. The amount and timing of any future assessments, however, cannot be reasonably estimated and are beyond the control of the Company. During 1997, legislation was enacted in Virginia that changed the methodology by which these amounts are offset against the premium tax liability. Any assessments issued after January 1, 1998 will be offset against the premium tax liability over the ten calendar years following the year of the payment, in amounts equal to ten percent of the amount paid.

VIRGINIA'S OPEN ENROLLMENT PROGRAM. The Commonwealth of Virginia has an open enrollment program pursuant to which Trigon Insurance is required to offer comprehensive accident and sickness insurance contracts to individuals without imposition of certain underwriting criteria that would deny coverage on the basis of medical condition, age or employment status. As an incentive for participating in the open enrollment program, Trigon Insurance pays Virginia premium tax of three-fourths of one percent (0.75%) on premiums received from individual accident and sickness insurance rather than the general Virginia premium tax of two and one fourth percent (2.25%). This general Virginia premium tax applies to accident and sickness insurance premiums received by Trigon Insurance from group business. Prior to January 1, 1998, policies issued to small employers were also part of the open enrollment program. Subsequent to health care reform legislation in 1997, all carriers offering coverage in the small group market are required to issue any policy in its small group market portfolio to any small employer that wants to purchase the product. To withdraw from the open enrollment program, Trigon Insurance would be required to give 24 months advance notice of withdrawal to the State Corporation Commission.

BANKRUPTCY AND INSOLVENCY. In the event of a default on any debt incurred by the Company or the bankruptcy of the Company, the creditors and stockholders of the Company would have no right to proceed against the assets of Trigon Insurance or any other subsidiary of the Company. If Trigon Insurance were subject to a rehabilitation or liquidation proceeding, such proceeding would be brought by the State Corporation Commission which would act as the receiver with respect to such insurance company's property and business. All creditors of Trigon Insurance, including, without limitation, members and, if applicable, the various state guaranty associations, would be entitled to payment in full from such assets before the Company, as a stockholder, would be entitled to receive any distributions therefrom.

THE BLUE CROSS BLUE SHIELD LICENSE

The Company and its subsidiaries have the exclusive right to use certain Blue Cross and Blue Shield service marks and tradenames for all of their plans and products throughout Virginia other than a small portion of the northern Virginia suburbs adjacent to Washington, D.C. The license requires a fee to be paid to BCBSA equal to total association expenses allocated to members based upon enrollment and premium. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross and Blue Shield name and service marks as well as provide certain coordination among plan and provider services. BCBSA has 55 primary licensee members, each of which holds exclusive rights to use the Blue Cross and/or Blue Shield name and service mark in specific geographic areas, subject to annual licensing fees and certain other guidelines. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations.

The Company has no right to use the Blue Cross and Blue Shield service marks and tradenames outside of its designated territory within the Commonwealth of Virginia. The Company and its subsidiaries intend to conduct their businesses outside of Virginia under the name "Trigon" without reference to the Blue Cross and Blue Shield service marks and tradenames.

Under the Company's license agreement with BCBSA, an institutional investor (generally defined as an entity identified in Rule 13d-1(b) (1) (ii) of the rules and regulations under the Securities Exchange Act of 1934 and which makes certifications required by item 10 of SEC Schedule 13G) may own up to 10% of the outstanding voting securities of the Company. All other stockholders are subject to a 5% ownership limitation. Ownership by any stockholder of voting securities in excess of such limits would subject the Company to automatic termination of its license.
                                   15

The Company's Articles of Incorporation contain certain provisions which are intended to prevent any holder from acquiring shares in excess of the limits set forth in the Company's license agreement. However, there can be no assurance that a court would enforce these provisions, or that if these provisions were not enforced that the Company would retain the license from BCBSA. If the BCBSA license were to be terminated, there would be a material adverse effect on the Company's business and operations, which the Company does not believe it can meaningfully quantify.

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

RATING

Trigon Insurance, HealthKeepers and PHP are each presently assigned a rating of "A" (Excellent) by A.M. Best Company. Mid-South, Trigon Health and Life, PHC and Priority Health Care, Inc. are each presently assigned an A.M. Best rating of "A-" (Excellent). A.M. Best's ratings of "A" and "A-" are assigned to companies which have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company. It is the opinion of A.M. Best Company that such companies have a strong ability to meet their ongoing obligations. Such ratings are not directed to the protection of investors and are subject to review and change over time.

EMPLOYEES

As of December 31, 1997, the Company had 3,583 full-time employees. The employees are primarily located in Richmond and Roanoke, Virginia, with employees also located in Illinois, Maryland, Georgia, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Washington D.C. and West Virginia. The Company believes that its relationship with its employees is good. No employees are subject to collective bargaining agreements.


EXECUTIVE OFFICERS




Name                             Age     Position
----                             ---     --------

Norwood H. Davis, Jr.            58      Chairman of the Board and Chief Executive Officer

Thomas G. Snead, Jr.             44      President and Chief Operating Officer

John C. Berry                    60      Executive Vice President and Chief Operating
                                         Officer, Government and Individual Business Unit

Thomas R. Byrd                   40      Senior Vice President and Chief Financial Officer

Paul F. Nezi                     50      Senior Vice President, Marketing and Sales

J. Christopher Wiltshire         43      Senior Vice President, General Counsel and
                                         Corporate Secretary




Norwood H. Davis, Jr. joined Trigon Insurance in 1968, and was elected to the Board of Directors in 1975. Since 1989, he has served as Chairman of the Board and Chief Executive Officer. He also became Chairman of the Company in June 1995. Mr. Davis is a director of Altris Software, Inc. and Hilb, Rogal & Hamilton Co.

Thomas G. Snead, Jr. joined Trigon Insurance in 1985. He served as Group Financial Officer from 1989 to 1990 and as Senior Vice President and Chief Financial Officer from 1990 to 1997. He became Treasurer of the Company in June 1995. He was elected to his current position of President and Chief Operating Officer of the Company in October 1997.

John C. Berry joined Trigon Insurance in 1987. He served as Chief Operating Officer of Government and Individual Business from 1987 through 1989 and as Senior Vice President and Chief Operating Officer of Government and Individual Business during 1990. In 1991, he was appointed to his current position of Executive Vice President and Chief Operating Officer of Government and Individual Business.

Thomas R. Byrd joined Trigon Insurance in 1991 as Director, Financial Analysis. In 1992, he was named Vice President and Controller, a position he held until 1995 when he became Vice President, Financial Planning and Analysis. He was appointed to his current position of Senior Vice President and Chief Financial Officer of the Company in November 1997.

Paul F. Nezi joined Trigon Insurance in October 1996 as Senior Vice President, Marketing and Underwriting. In 1997, he was named Senior Vice President, Marketing and Sales. Prior to joining the Company, he served as Executive Vice President, Marketing, Sales and Product Development of ChoiceCare in Cincinnati, Ohio since 1993. Beginning in November 1995, he also served as President of ChoiceCare's Development Division. From 1991 through 1992, he served as Vice President and General Manager for the Advanced Imaging Products group of AM Graphics, a division of AM International in Dayton, Ohio.

J. Christopher Wiltshire joined Trigon Insurance in October 1996 as Senior Vice President, General Counsel and Corporate Secretary. He also became Secretary of the Company in October 1996. Prior to joining the Company, he was employed by the law firm, McGuire, Woods, Battle & Boothe, L.L.P. for 17 years, the last nine years as partner.

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

GOVERNMENT REGULATION. The Company and its subsidiaries are subject to federal and state regulation. See "Regulation". Regulatory initiatives may be undertaken in the future, either as the federal or state level, to engage in structural reform of the health care industry in order to reduce the escalation in health care costs or to make health care more accessible. Such reform, if it occurs, could adversely affect Trigon's results of operations or financial condition.

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

To the extent that the Company continues to use the Blue Cross and Blue Shield service marks and tradenames in marketing its managed care products, there can be no assurance that any negative publicity concerning BCBSA and other BCBSA licenses will not adversely affect the sales of the Company's managed care products and the Company's operations.

Item 2. Properties.

The Company is headquartered in Richmond, Virginia, where it owns a four-story building with 265,000 square feet. The Company also owns an office facility and warehouse in Roanoke, Virginia with 201,000 square feet and an office facility in Fayetteville, North Carolina with 71,000 square feet. The Company leases an additional 428,000 square feet at various other locations in Richmond, Virginia. The Company also leases space at two other facilities in Roanoke, Virginia comprising 52,000 square feet.

The Company leases 73,000 square feet for regional offices throughout Virginia and 22,000 square feet for office space in Maryland, North Carolina, West Virginia, Pennsylvania, Texas and South Carolina.

Item 3. Legal Proceedings.

The Company is the defendant in three lawsuits that have been filed by self-funded employer groups in connection with the Company's past practices regarding provider discounts. The suits claim that the Company was obligated to credit each self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plans. Collectively, the suits seek $1.3 million in compensatory damages plus unspecified punitive and other damages. The Company is also presently the subject of four other claims by self-funded employer groups related to the Company's past practices regarding provider discounts, some of which involve larger amounts of withheld discounts. The Company is communicating with these groups, and lawsuits have not been filed in connection with these claims. The Company believes that additional discount-related claims may be made against it. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the consolidated financial condition of the Company.

The Company and certain of its subsidiaries are involved in other various legal actions occurring in the normal course of business. While the ultimate outcome of such litigation cannot be predicted with certainty, in the opinion of Company management, after consultation with counsel responsible for such litigation, the outcome of those actions is not expected to have a material adverse effect on the consolidated financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Refer to page 30, "Market Prices of Common Stock and Dividend Data", of Trigon Healthcare Inc.'s Annual Report to Shareholders, which is incorporated herein by reference.

Refer to "Part 1 - Business -- Regulation -- Insurance Holding Company Regulation" and "Part 1 - Business -- Regulation -- Restriction on Dividends" for discussion of insurance holding company regulations and dividend restrictions. In addition, under the terms of the Company's $300 million revolving credit agreement, the Company may not pay dividends on the Common Stock unless the aggregate of all dividends paid by the Company plus payments to purchase, redeem or otherwise acquire capital stock of the Company (other than the Commonwealth Payment) does not exceed the sum of (i) $10,000,000 plus (ii) 50% of the consolidated net income (or minus 100% of consolidated net loss) of the Company for the period from the effectiveness of the Demutualization through the end of the most recently completed fiscal quarter, plus (iii) an amount (not to exceed $50,000,000) equal to 50% of the cumulative cash dividends paid out of income of certain subsidiaries of the Company earned prior to January 1, 1997 and received by the Company after the date of the revolving credit agreement and before December 31, 1997.

Item 6. Selected  Financial Data.

Refer to pages 22 and 23 of Trigon  Healthcare Inc.'s  Annual  Report  to
Shareholders,   which  are  incorporated  herein  by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Refer to pages 24 through 30, "Management's Analysis of Operating Results", of Trigon Healthcare Inc.'s Annual Report to Shareholders, which are incorporated herein by reference.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for 1997.


Item 8. Financial  Statements and Supplementary  Data.

Refer to pages 31 through 55, the Consolidated Financial Statements, page 56, "Independent Auditors' Report", and page 21, "Quarterly Financial Data", of Trigon Healthcare Inc.'s Annual Report to Shareholders, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive  Officers of the Registrant.

Refer to pages 1 through 3, "Election of Directors", and page 6, "Section 16(a) Beneficial Ownership Reporting Compliance", of the Company's definitive Proxy Statement dated March 27, 1998, which are incorporated herein by reference solely as they relate to the Directors of the Company.

Pursuant to General Instruction G(3) to Form 10-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K. See "Part 1 - Business -- Executive Officers."

Item 11. Executive Compensation.

Refer to pages 7 through 12, "Compensation of Executive Officers", of the Company's definitive Proxy Statement dated March 27, 1998, which are incorporated herein by reference solely as they relate to this item.

Item 12. Security Ownership of Certain  Beneficial Owners and Management.

Refer to pages 3 and 4, "Beneficial Ownership of Securities", of the Company's definitive Proxy Statement dated March 27, 1998, which are incorporated herein by reference solely as they relate to this item.

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

      1. Consolidated Financial Statements from Trigon Healthcare Inc.'s Annual Report to Shareholders are incorporated herein by reference in Item 8:

           -- Consolidated Balance Sheets as of December 31, 1997 and 1996 (page 31)

           -- Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 (page 32)

           -- Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995 (page 33)

           -- Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 (page 34)

           --  Summary of Significant  Accounting Policies (pages 35
               through 38)

           --  Notes to Consolidated  Financial  Statements (pages 39 through
               55)

           --  Independent Auditors' Report (page 56)

       2.  Financial statement schedules

           Independent Auditors' Report on Financial
             Statement Schedule.......................(filed herein on page S-1)

           Schedule I - Condensed Financial Information of Registrant (parent only) as of December 31, 1997 and for the period February 5, 1997 through December 31, 1997 (filed herein on pages S-2 - S-6)

       3.  Exhibits. The following is a list of exhibits to this Form 10-K.


Exhibit
Number            Description
-------           -----------


      2       --  Amended and Restated Plan of Demutualization. (1)
    3.1       --  Amended and Restated Articles of Incorporation of Trigon Healthcare, Inc. (1)
    3.2       --  Amended and Restated Bylaws of Trigon Healthcare, Inc. (2)
    3.3       --  Articles of Amendment to Amended and Restated Articles of Incorporation setting forth the designation, preferences and rights of Series A Junior Participating
                  Preferred Stock of Trigon Healthcare, Inc. dated July 16,
                  1997. (4)
      4       --  Form of Stock Certificate (other Instruments Defining the Rights of Security-Holders). (1)
    4.1       --  Rights Agreement dated as of July 16, 1997 between Trigon Healthcare, Inc. and
                  First Chicago Trust Company of New York, as Rights Agent. (4)
    4.2       --  Form of Rights Certificate. (4)
   10.1       --  License Agreement by and between the Blue Cross Blue Shield Association and the Company. (2)
                           (a)  Blue Cross license
                           (b)  Blue Shield license
   10.2       --  Limited Fixed Return Plan for Certain Officers and Directors of the Company. (1) *
   10.4       --  Non-Contributory Retirement Program for Certain Employees of the Company. (1) *
   10.5       --  Supplemental Executive Retirement Program for Certain Employees of the Company. (1) *
   10.6       --  Salary Deferral Plan for Norwood H. Davis, Jr.. (1) *
   10.7       --  Amended and Restated Employment Agreement dated January 2, 1998 by and between the Company and
                  Norwood H. Davis, Jr.. *
   10.9       --  Employee Thrift Plan of the Company. (1)*
   10.10      --  401(k) Restoration Plan of the Company . (1) *
   10.11      --  First Amendment to the Employee Thrift Plan of the Company, dated as of February 19, 1997. (2) *
   10.12      --  Form of Employment Agreement dated as of December 12, 1990 by and between the Company and
                  John C. Berry and certain other executive officers. (1) *


   10.14      --  Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and  Morgan Guaranty Trust Company of
                  New York, as Agent. (2)
   10.15      --  1997 Stock Incentive Plan (6).*
   10.16      --  Employee Stock Purchase Plan (6).*
   10.17      --  Non-Employee Directors Stock Incentive Plan (6).*
   10.18      --  Amendment to the License Agreement by and between the Blue Cross Blue Shield Association and the Company. (5)
   10.19      --  Amendment to the Non-Contributory Retirement Program for Certain Employees of Trigon Insurance Company. *
   10.20      --  Form of Executive Continuity Agreement dated as of April 29, 1997 between Trigon Insurance Company and certain executive officers. (3) *
   10.21      --  Form of Executive Continuity Agreement dated as of April 29, 1997 between Trigon Insurance Company and
                  John C. Berry and certain other executive officers. (3) *
  11          --  Computation of per share earnings.  Refer to pages 50 and 51,
                  "Note 14.  Net Income and Pro Forma Net Income Per Share", of
                  Trigon Healthcare Inc.'s Annual Report to Shareholders, which are incorporated herein by reference.
  13          --  Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 1997.
  21          --  Subsidiaries of the Registrant.
  23.1        --  Consent of KPMG Peat Marwick LLP.
  27          --  Financial Data Schedule


(1)  Incorporated by reference to exhibits filed with the Company's Registration Statement on
     Form S-1 (registration number 333-09773).
(2)  Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1997.
(3)  Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 1997.
(4)  Incorporated by reference to exhibits filed with the Company's Form 8-A/A filed on July 16, 1997.
(5)  Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1997.
(6)  Incorporated by reference to exhibits filed with the Company's Proxy Statement dated March 13, 1997.
 *   Management contract or compensatory plan or arrangement required to be filed as an exhibit to this
     Form 10-k pursuant to Item 14(c) of  this Form 10-K.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Henrico, Commonwealth of Virginia, on March 30, 1998.

                                          TRIGON HEALTHCARE, INC.


                                           By:  /s/ THOMAS R. BYRD
                                                ------------------
                                                  THOMAS R. BYRD

                                            Title:     SENIOR VICE PRESIDENT AND
                                                         CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




        SIGNATURE                              TITLE                                    DATE
        ---------                              -----                                    ----

/s/ NORWOOD H. DAVIS, JR.               Chairman (Principal Executive Officer)      March 24, 1998
----------------------------
NORWOOD H. DAVIS, JR.


/s/ THOMAS R. BYRD                      Senior Vice President and Chief
----------------------------            Financial Officer  (Principal Financial
THOMAS R. BYRD                          and Accounting Officer)
                                                                                    March 30, 1998


/s/ LENOX D. BAKER, JR.                 Director                                    March 21, 1998
----------------------------
LENOX D. BAKER, JR., M.D.


/s/ JAMES K. CANDLER                    Director                                    March 23, 1998
----------------------------
JAMES K. CANDLER


/s/ JOHN COLE, JR.                      Director                                    March 23, 1998
----------------------------
JOHN COLE, JR., M.D.


/s/ ROBERT M. FREEMAN                   Director                                    March 25, 1998
----------------------------
ROBERT M. FREEMAN




        SIGNATURE                              TITLE                                             DATE
        ---------                              -----                                             ----

/s/ WILLIAM R. HARVEY                   Director                                    March 26, 1998
----------------------------
WILLIAM R. HARVEY, Ph.D.


/s/ ELIZABETH G. HELM                   Director                                    March 25, 1998
----------------------------
ELIZABETH G. HELM


/s/ GARY A. JOBSON                      Director                                    March 20, 1998
----------------------------
GARY A. JOBSON


/s/ FRANK C. MARTIN, JR.                Director                                    March 23, 1998
----------------------------
FRANK C. MARTIN, JR.


/s/ DONALD B. NOLAN                     Director                                    March 27, 1998
----------------------------
DONALD B. NOLAN, M.D.


/s/ WILLIAM N. POWELL                   Director                                    March 20, 1998
----------------------------
WILLIAM N. POWELL


/s/ J. CARSON QUARLES                   Director                                    March 25, 1998
----------------------------
J. CARSON QUARLES


/s/ R. GORDON SMITH                     Director                                    March 25, 1998
----------------------------
R. GORDON SMITH


/s/ HUBERT R. STALLARD                  Director                                    March 24, 1998
----------------------------
HUBERT R. STALLARD


/s/ JACKIE M. WARD                      Director                                    March 23, 1998
----------------------------
JACKIE M. WARD


/s/ STIRLING L. WILLIAMSON, JR.   Director                                          March 20, 1998
----------------------------
STIRLING L. WILLIAMSON, JR.



                         Independent Auditors' Report on
                          Financial Statement Schedule




The Board of Directors
Trigon Healthcare, Inc.:

Over date of February 4, 1998, we reported on the consolidated balance sheets of Trigon Healthcare, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP
KPMG Peat Marwick LLP


Richmond, Virginia
February 4, 1998

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                  Balance Sheet
                                December 31, 1997
                                 (In thousands)




                        Assets                                                 1997
                        ------                                            ----------------

 Current assets
      Cash                                                                $             1
      Investment securities, at estimated fair value                               81,364
      Premiums and other receivables                                                2,569
                                                                          ----------------
           Total current assets                                                    83,934
                                                                          ----------------

 Investment in subsidiaries                                                       960,418
 Other assets                                                                         425
                                                                          ----------------
              Total assets                                                 $    1,044,777
                                                                          ================

                    Liabilities and Shareholders' Equity
                    ------------------------------------
 Current liabilities
      Accounts payable and accrued expenses                                $          562
      Deferred income taxes                                                           389
      Payable to affiliates                                                            89
                                                                          ----------------
         Total current liabilities                                                  1,040
                                                                          ----------------

 Long-term debt                                                                    85,000
                                                                          ----------------
              Total liabilities                                                    86,040
                                                                          ----------------

 Shareholders' equity
      Common stock,$0.01 par; 42,300 shares issued and outstanding                    423
      Capital in excess of par                                                    842,035
      Retained earnings                                                            78,982
      Net unrealized gain on investment securities,
         net of deferred income taxes of $20,083 in 1997                           37,297
                                                                          ----------------
               Total shareholders' equity                                         958,737

 Commitments and contingencies                                                          -
                                                                          ----------------
               Total liabilities and shareholders' equity                 $      1,044,777
                                                                          ================




 See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                             Statement of Operations
            For the Period February 5, 1997 through December 31, 1997
                                 (In thousands)


                                                                       1997
                                                                       ----
Revenues
    Investment income                                                $    4,358
    Net realized losses                                                    (105)
    Cash dividends from subsidiaries                                     50,000
                                                                     -----------
           Total revenues                                                54,253

Expenses
    Selling, general and administrative expenses                          1,742
    Interest expense                                                      4,601
                                                                      ----------
           Total expenses                                                 6,343
                                                                      ----------

Income before income taxes and equity in undistributed                   47,910
    net income of subsidiaries

    Income tax benefit                                                     (868)
                                                                      ----------
Income before equity in undistributed net income
    of subsidiaries                                                       48,778

Equity in undistributed net income of subsidiaries                        30,204
                                                                      ----------

Net income                                                           $    78,982
                                                                     ===========



 See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                  Statement of Changes in Shareholders' Equity
            For the Period February 5, 1997 through December 31, 1997
                                 (in thousands)


                                                                                                   Unrealized
                                                                                                 gains (losses)
                                                    Common       Capital in        Retained       on investment
                                                    stock       excess of par      earnings      securities, net     Total
                                                    -----       -------------     --------       ---------------     -----
   Balance at January 1, 1997                       $   -       $       -         $      -        $      -        $       -

   Undistributed earning of subsidiaries
      before Demutualization and IPO                    -               -          722,330          33,521          755,851
   Issuance of 24,475,022 shares to eligible
      policyholders in the Demutualization and
      cash payment to eligible policyholders in
      lieu of shares of common stock                  245         630,941         (722,330)              -          (91,144)
   Issuance of 17,825,000 shares in the Initial
      Public Offerings, net of expenses               178         215,027                -               -          215,205
   Other, principally shares held by
      consolidated grantor trusts                       -          (3,933)               -                           (3,933)
   Net income after Demutualization                                                 78,982               -           78,982
   Change in unrealized gains (losses)
      on investment securities, net                     -               -                -           3,776            3,776
                                                  --------  --------------   --------------  --------------    -------------

   Balance at December 31, 1997                     $ 423       $ 842,035         $ 78,982        $ 37,297        $ 958,737
                                                  =======  ==============   ==============  ==============    =============





 See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                             Statement of Cash Flows
            For the Period February 5, 1997 through December 31, 1997
                                 (in thousands)

                                                                        1997
                                                                   -------------
Net income                                                         $     78,982
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities
          Accretion of discounts and amortization of premiums, net         (129)
          Undistributed earnings of subsidiaries                        (30,204)
          Increase in accounts receivable                                (2,569)
          Increase in other assets                                         (425)
          Increase in accounts payable and accrued expenses                 562
          Payment of obligation for commonwealth payment               (175,000)
          Change in deferred income taxes                                    53
          Increase in payable to affiliates                                  89
          Realized investment losses (net)                                  105
                                                                   -------------
              Net cash provided by operating activities                (128,536)

    Cash flows from investing activities:
      Investment securities purchased                                  (214,562)
      Proceeds from investment securities sold                           77,002

      Maturities of fixed income securities                              57,180
                                                                   -------------
              Net cash used by investing activities                     (80,380)

    Cash flows from financing activities:
      Proceeds from long-term debt                                       85,000
      Net proceeds from issuance of common stock                        215,205
      Net payments from issuance of common stock under
          employee benefit plans                                           (144)
      Payments to members in lieu of common stock
          pursuant to Plan of Demutualization                           (91,144)
                                                                   -------------
              Net cash provided by financing activities                 208,917
                                                                   -------------

Net increase in cash                                                          1

Cash - beginning of year                                                      -

                                                                   =============
Cash - end of year                                                 $          1
                                                                   =============

Cash paid during the year for
                                                                   =============
    Interest                                                       $      4,344
                                                                   =============




See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I
                             TRIGON HEALTHCARE, INC.
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY), CONTINUED

      Notes to Condensed Financial Information of Registrant (Parent Only)


The condensed financial information provided should be read in conjunction with the Consolidated Financial Statements incorporated by reference in Part II,
Section 8 of this Form 10-K and the following notes:

(a)   Basis of Presentation

      The accompanying condensed financial information reflects the financial position as of December 31, 1997 and the results of operations, changes in shareholders' equity and cash flows for the period after the Demutualization and Initial Public Offering, February 5, 1997 through December 31, 1997. The Registrant had no operations prior to February 5, 1997, the date it became the holding company. Refer to note 1 to the consolidated financial statements for details regarding the Demutualization and Initial Public Offering.

(b)   Long-Term Debt

          The information about long-term debt contained in Note 11 of the notes to the consolidated financial statements is incorporated herein by reference.

(c)   Cash and Stock Dividends

         During 1997, a subsidiary of the Registrant, Trigon Insurance Company, received permission from the Virginia Bureau of Insurance to pay a $238.7 million dividend to the Registrant, consisting of $188.7 million in stock of a wholly-owned subsidiary and $50 million in cash. This dividend was effected on July 31, 1997.

EXHIBIT INDEX

Exhibit

Number                     Description

   10.7       --  Amended and Restated Employment Agreement dated January 2,
                  1998 by and between the Company and Norwood H. Davis, Jr.

  10.19       --  Amendment to the Non-Contributory Retirement Program for
                  Certain Employees of Trigon Insurance Company

     13       --  Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 1997.

     21       --  Subsidiaries of the Registrant.

   23.1       --  Consent of KPMG Peat Marwick LLP.

     27       --  Financial Data Schedule.