Form 10-K/A
period 1997-12-31
TRIGON HEALTHCARE INC
filed 1998-04-30
CIK 1017747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K/A No. 1

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

The exhibits to this Form 10K/A No. 1 are amended to include the 1997 annual reports for the Trigon Healthcare, Inc. Employee Stock Purchase Plan and the Trigon Blue Cross Blue Shield 401(K) Restoration Plan. There are no other differences.

PART I

Item 1.  Business.
Omitted

Item 2.  Properties.
Omitted

Item 3.  Legal Proceedings.
Omitted

Item 4.  Submission of Matters to a Vote of Security Holders.
Not applicable


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. Omitted

Item 6.  Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted

Item 7a. Quantitative and Qualitative Disclosures About Market Risk. Not applicable

Item 8.  Financial Statements and Supplementary Data.
Omitted

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable


PART III
Item 10.  Directors and Executive Officers of the Registrant.
Omitted

Item 11.  Executive Compensation.
Omitted

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
Omitted

Item 13.  Certain Relationships and Related Transactions.
Omitted

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) The following documents are filed as part of this report.
      1. Consolidated Financial Statements from Trigon Healthcare Inc.'s Annual Report to Shareholders are incorporated herein by reference in Item 8:

           Omitted

      2. Financial statement schedules

           Omitted

      3. Exhibits. The following is a list of exhibits to this Form 10-K.



Exhibit
Number            Description
------            ------------

      2       --  Amended and Restated Plan of Demutualization. (1)
    3.1       --  Amended and Restated Articles of Incorporation of Trigon Healthcare, Inc. (1)
    3.2       --  Amended and Restated Bylaws of Trigon Healthcare, Inc. (2)
    3.3       --  Articles of Amendment to Amended and Restated Articles of Incorporation setting forth the designation, preferences and rights of Series A Junior Participating Preferred Stock of Trigon Healthcare, Inc. dated July
                  16, 1997. (4)
      4       --  Form of Stock Certificate (other Instruments Defining the Rights of Security-Holders). (1)
    4.1       --  Rights Agreement dated as of July 16, 1997 between Trigon Healthcare, Inc. and First Chicago Trust Company of
                  New York, as Rights Agent. (4)
    4.2       --  Form of Rights Certificate. (4)
   10.1       --  License Agreement by and between the Blue Cross Blue Shield Association and the Company. (2)
                           (a)  Blue Cross license
                           (b)  Blue Shield license
   10.2       --  Limited Fixed Return Plan for Certain Officers and Directors of the Company. (1) *
   10.4       --  Non-Contributory Retirement Program for Certain Employees of the Company. (1) *
   10.5       --  Supplemental Executive Retirement Program for Certain Employees of the Company. (1) *
   10.6       --  Salary Deferral Plan for Norwood H. Davis, Jr. (1) *
   10.7       --  Amended and Restated Employment Agreement dated January 2, 1998 by and between the Company and Norwood H. Davis,
                  Jr. (7) *
   10.9       --  Employee Thrift Plan of the Company. (1)*
  10.10       --  401(k) Restoration Plan of the Company . (1) *
  10.11       --  First Amendment to the Employee Thrift Plan of the Company, dated as of February 19, 1997. (2) *
  10.12       --  Form of Employment Agreement dated as of December 12, 1990 by and between the Company and John C. Berry and certain other executive officers. (1) *
  10.14       --  Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and  Morgan
                  Guaranty Trust Company of New York, as Agent. (2)
  10.15       --  1997 Stock Incentive Plan. (6) *
  10.16       --  Employee Stock Purchase Plan. (6) *
  10.17       --  Non-Employee Directors Stock Incentive Plan. (6) *
  10.18       --  Amendment to the License Agreement by and between the Blue Cross Blue Shield Association and the Company. (5)
  10.19       --  Amendment to the Non-Contributory Retirement Program for Certain Employees of Trigon Insurance Company. (7) *
  10.20       --  Form of Executive Continuity Agreement dated as of April 29, 1997 between Trigon Insurance Company and certain executive officers. (3) *
  10.21       --  Form of Executive Continuity Agreement dated as of April 29, 1997 between Trigon Insurance Company and John C.
                  Berry and certain other executive officers. (3) *
     11       --  Computation of per share earnings.  Refer to pages 50 and 51, "Note 14.  Net Income and Pro Forma Net Income Per
                  Share", of Trigon Healthcare Inc.'s Annual Report to Shareholders, which are incorporated herein by reference.
     13       --  Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 1997. (7)
     21       --  Subsidiaries of the Registrant. (7)
   23.1       --  Consent of KPMG Peat Marwick LLP. (7)
   23.2       --  Consent of Independent Auditors.
   23.3       --  Consent of Independent Auditors.
     27       --  Financial Data Schedule  (7)
   99.1       --  Trigon Healthcare, Inc. Stock Purchase Plan Audited Financial Statements as of December 31, 1997 and for the
                  period May 1, 1997 (inception) through December 31, 1997.
   99.2       --  Trigon Blue Cross Blue Shield 401(k) Restoration Plan Audited Financial Statements as of December 31, 1997 and
                  1996 and for the three years ended December 31, 1997, 1996 and 1995.



(1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773).
(2) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1997.
(3) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 1997.
(4) Incorporated by reference to exhibits filed with the Company's Form 8-A/A filed on July 16, 1997.
(5) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1997.
(6) Incorporated by reference to exhibits filed with the Company's Proxy Statement dated March 13, 1997.
(7) Previously filed as part of the Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Henrico, Commonwealth of Virginia, on April 29, 1998.

                                         TRIGON HEALTHCARE, INC.



                                         By:  /s/ THOMAS R. BYRD
                                               THOMAS R. BYRD

                                         Title:     SENIOR VICE PRESIDENT AND
                                                       CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        SIGNATURE                              TITLE                                    DATE
        ---------                              -----                                    -----

/s/ NORWOOD H. DAVIS, JR.               Chairman (Principal Executive Officer)      April 29, 1998
------------------------
NORWOOD H. DAVIS, JR.


/s/ THOMAS R. BYRD                      Senior Vice President and Chief
------------------------                  Financial Officer  (Principal Financial
THOMAS R. BYRD                            and Accounting Officer)                   April 29, 1998

/s/ HUNTER B. ANDREWS                   Director                                    April 29, 1998
-------------------------
HUNTER B. ANDREWS, ESQ.


/s/ LENOX D. BAKER, JR.                 Director                                    April 29, 1998
-------------------------
LENOX D. BAKER, JR., M.D.


/s/ JAMES K. CANDLER                    Director                                    April 29, 1998
-------------------------
JAMES K. CANDLER


/s/ JOHN COLE, JR.                      Director                                    April 29, 1998
-------------------------
JOHN COLE, JR., M.D.


/s/ ROBERT M. FREEMAN                   Director                                    April 29, 1998
-------------------------
ROBERT M. FREEMAN




        SIGNATURE                              TITLE                                             DATE
        ---------                              -----                                             ----

/s/ WILLIAM R. HARVEY                   Director                                    April 29, 1998
---------------------
WILLIAM R. HARVEY, Ph.D.


/s/ ELIZABETH G. HELM                   Director                                    April 29, 1998
----------------------
ELIZABETH G. HELM


/s/ GARY A. JOBSON                      Director                                    April 29, 1998
----------------------
GARY A. JOBSON


/s/ FRANK C. MARTIN, JR.                Director                                    April 29, 1998
------------------------
FRANK C. MARTIN, JR.


/s/ DONALD B. NOLAN                     Director                                    April 29, 1998
------------------------
DONALD B. NOLAN, M.D.


/s/ WILLIAM N. POWELL                   Director                                    April 29, 1998
------------------------
WILLIAM N. POWELL


/s/ J. CARSON QUARLES                   Director                                    April 29, 1998
-------------------------
J. CARSON QUARLES


/s/ R. GORDON SMITH                     Director                                    April 29, 1998
-------------------------
R. GORDON SMITH


/s/ JACKIE M. WARD                      Director                                    April 29, 1998
-------------------------
JACKIE M. WARD


/s/ STIRLING L. WILLIAMSON, JR.         Director                                    April 29, 1998
-------------------------------
STIRLING L. WILLIAMSON, JR.


EXHIBIT INDEX


Exhibit
Number                     Description
-------                    -------------

   23.2       -- Consent of Independent Auditors.

   23.3       -- Consent of Independent Auditors.

   99.1       -- Trigon Healthcare, Inc. Stock Purchase Plan Audited Financial Statements as of December 31, 1997 and for the
                  period May 1, 1997 (inception) through December 31, 1997.

   99.2       -- Trigon Blue Cross Blue Shield 401(k) Restoration Plan Audited Financial Statements as of December 31, 1997 and
                  1996 and for the three years ended December 31, 1997, 1996 and 1995.
