Form 10-Q
period 1998-03-31
TRIGON HEALTHCARE INC
filed 1998-05-15
CIK 1017747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998
                                       or
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
      For the transition period from .................. to ...............

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

                                 Not Applicable
        -------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Title of each class                  Outstanding at May 11, 1998
            -------------------                  ---------------------------
   Class A Common Stock, $0.01 par value          42,300,022 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
FIRST QUARTER 1998 FORM 10-Q
TABLE OF CONTENTS



Page


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
                  Consolidated Balance Sheets as of March 31, 1998 and
                      December 31, 1997                                                                        1

                  Consolidated Statements of Operations for the Three Months
                      Ended March 31, 1998 and 1997                                                            2

                  Consolidated Statements of Comprehensive Income (Loss) for
                      the Three Months Ended March 31, 1998 and 1997                                           3

                  Consolidated Statements of Changes in Shareholders' Equity
                      for the Three Months Ended March 31, 1998 and 1997                                       4

                  Consolidated Statements of Cash Flows for the Three
                      Months Ended March 31, 1998 and 1997                                                     5

                  Notes to Consolidated Financial Statements                                                 6-8

     Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                   9-14

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                           14-15

     Item 6.   Exhibits and Reports on Form 8-K                                                               15


     SIGNATURES

    PART I.     FINANCIAL INFORMATION
    ITEM 1.   Financial Statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       (Unaudited)
                                                         March 31,       December 31,
                                                          1998              1997
                                                     --------------    --------------
                       Assets
 Current assets
     Cash                                              $     1,191       $     7,010
     Investment securities, at estimated fair value      1,475,296         1,363,858
     Premiums and other receivables                        366,865           360,941
     Other                                                  12,311             7,607
                                                     --------------    --------------

        Total current assets                             1,855,663         1,739,416

 Property and equipment, net                                45,052            43,912
 Deferred income taxes                                      45,055            45,185
 Goodwill and other intangibles, net                        66,623            68,354
 Restricted investments, at estimated fair value            10,109            10,139
 Other assets                                               20,918            21,814
                                                     --------------    --------------

        Total assets                                   $ 2,043,420       $ 1,928,820
                                                     ==============    ==============

        Liabilities and Shareholders' Equity

 Current liabilities
     Medical and other benefits payable                  $ 431,029         $ 412,710
     Unearned premiums                                     104,580            93,157
     Accounts payable and accrued expenses                  57,670            57,736
     Deferred income taxes                                   1,952             4,298
     Other liabilities                                     233,452           179,918
                                                     --------------    --------------

        Total current liabilities                          828,683           747,819

 Obligations for employee benefits, noncurrent              63,053            59,467
 Medical and other benefits payable, noncurrent             68,375            66,541
 Long-term debt                                             90,147            90,147
 Minority interest in subsidiaries                           6,620             6,109
                                                     --------------    --------------
        Total liabilities                                1,056,878           970,083
                                                     --------------    --------------

 Shareholders' equity
     Common stock                                              423               423
     Capital in excess of par                              840,996           842,035
     Retained earnings                                     113,031            78,982
     Accumulated other comprehensive income
        Net unrealized gain on investment securities,
           net of deferred income taxes of $17,260
           and $20,083                                      32,092            37,297
                                                     --------------    --------------

        Total shareholders' equity                         986,542           958,737

 Commitments and contingencies (note 7)                          -                 -
                                                     --------------    --------------

        Total liabilities and shareholders' equity     $ 2,043,420       $ 1,928,820
                                                     ==============    ==============



    See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               For the three months ended March 31, 1998 and 1997
                      (in thousands, except per share data)



                                                                          1998                   1997
                                                                   -------------------    -------------------
Revenues
    Premium and fee revenues
       Commercial                                                       $ 373,209              $ 346,842
       Federal Employee Program                                            96,229                 91,074
       Amounts attributable to self-funded arrangements                   273,604                246,181
       Less:  Amounts attributable to claims under
            self-funded arrangements                                     (247,415)              (222,250)
                                                                   -------------------    -------------------
                                                                          495,627                461,847

    Investment income                                                      21,108                 17,682
    Net realized gains                                                     29,628                 25,312
    Other revenues                                                          5,449                  6,923
                                                                   -------------------    -------------------
           Total revenues                                                 551,812                511,764

Expenses
    Medical and other benefit costs
       Commercial                                                         311,237                291,841
       Federal Employee Program                                            91,869                 86,683
                                                                   -------------------    -------------------
                                                                          403,106                378,524
    Selling, general and administrative expenses                           95,893                 88,170
    Interest expense                                                        1,337                    572
                                                                   -------------------    -------------------
           Total expenses                                                 500,336                467,266
                                                                   -------------------    -------------------

Income before income taxes                                                 51,476                 44,498

    Income tax expense                                                     17,427                 15,265
                                                                   -------------------    -------------------

Net income                                                               $ 34,049               $ 29,233
                                                                   ===================    ===================

Net income after Demutualization and IPO (note 5)                        $ 34,049               $ 13,162
                                                                   ===================    ===================

Earnings per share (note 5)
    Basic and diluted net income after Demutualization and IPO           $   0.80               $   0.31
                                                                   ===================    ===================

Pro forma earnings per share (note 5)
    Basic and diluted pro forma net income                                                      $   0.68
                                                                                          ===================

Weighted average number of common shares outstanding
    Basic                                                                  42,300                 42,300
                                                                   ===================    ===================
    Diluted                                                                42,611                 42,300
                                                                   ===================    ===================


    See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)


                                                                             1998                  1997
                                                                       -----------------     -----------------

Net income                                                                     $ 34,049              $ 29,233

Other comprehensive income (loss)
     Net unrealized gains (losses) on investment securities,
        net of income taxes
        Unrealized holding gains (losses) arising during the
            period, net of income taxes of $7,547 and $10,907                    14,053               (20,273)
        Less reclassification adjustment for gains included
            in net income, net of income taxes of $10,370
            and $8,859                                                          (19,258)              (16,453)
                                                                       -----------------     -----------------

     Other comprehensive loss                                                    (5,205)              (36,726)
                                                                       -----------------     -----------------

Comprehensive income (loss)                                                    $ 28,844              $ (7,493)
                                                                       =================     =================

    See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)




                                                                                     1998                       1997
                                                                              --------------------      --------------------

Balance at January 1                                                                    $ 958,737                 $ 739,780

     Net income before Demutualization                                                          -                    16,071
     Net income after Demutualization                                                      34,049                    13,162
     Other comprehensive loss                                                              (5,205)                  (36,726)
                                                                              --------------------      --------------------

         Comprehensive income (loss)                                                       28,844                    (7,493)
                                                                              --------------------      --------------------

     Issuance of 24,475 shares to eligible
        policyholders in the Demutualization and
        cash payment to eligible policyholders in
        lieu of shares of common stock                                                       (705)                  (91,420)
     Issuance of 17,825 shares in the Initial
        Public Offering, net of expenses                                                        -                   215,195
     Other, principally shares purchased by
        consolidated grantor trusts                                                          (334)                        -
                                                                              --------------------      --------------------

Balance at March 31                                                                     $ 986,542                 $ 856,062
                                                                              ====================      ====================



    See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)



                                                                                       1998                  1997
                                                                                 -----------------     -----------------

Net income                                                                               $ 34,049              $ 29,233
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                                           5,070                 4,047
    Accretion of discounts and amortization of premiums, net                               (5,486)               (2,410)
    Change in allowance for doubtful accounts receivable                                      600                   105
    Decrease in premiums and other receivables                                                850                18,265
    Increase in other assets                                                               (4,375)               (3,243)
    Increase in medical and other benefits payable                                         20,153                11,493
    Increase in unearned premiums                                                          11,423                 9,340
    Decrease in accounts payable and accrued expenses                                         (66)              (13,482)
    Increase in other liabilities                                                          29,542                 5,696
    Change in deferred income taxes                                                           607                 6,238
    Decrease in obligation for Commonwealth Payment                                             -              (175,000)
    Increase in minority interest                                                             511                   288
    Increase in obligations for employee benefits                                           3,586                 3,439
    Loss on disposal of property and equipment and other assets                                 1                     1
    Net realized gains                                                                    (29,628)              (25,312)
                                                                                 -----------------     -----------------

            Net cash provided (used) by operating activities                               66,837              (131,302)
                                                                                 -----------------     -----------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment and other assets                                17                    68
  Capital expenditures                                                                     (4,443)               (2,175)
  Investment securities purchased                                                        (967,352)           (1,620,402)
  Proceeds from investment securities sold                                                382,467             1,232,984
  Maturities of fixed income securities                                                   522,116               317,362
                                                                                 -----------------     -----------------

            Net cash used by investing activities                                         (67,195)              (72,163)
                                                                                 -----------------     -----------------

Cash flows from financing activities:
  Proceeds from long-term debt                                                                  -                85,000
  Payments to members in lieu of common stock
       pursuant to Plan of Demutualization                                                   (705)              (91,420)
  Net proceeds from issuance of common stock                                                    -               215,195
  Other, principally purchase of Trigon common stock by
       consolidated grantor trusts                                                           (334)                    -
  Change in outstanding checks in excess of bank balance                                   (4,422)               (8,300)
                                                                                 -----------------     -----------------

            Net cash provided (used) by financing activities                               (5,461)              200,475
                                                                                 -----------------     -----------------

Net decrease in cash                                                                       (5,819)               (2,990)

Cash - beginning of period                                                                  7,010                31,482
                                                                                 -----------------     -----------------

Cash - end of period                                                                      $ 1,191              $ 28,492
                                                                                 =================     =================

    See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


    1.   BASIS OF PRESENTATION

         The accompanying consolidated financial statements prepared by Trigon Healthcare, Inc. and its subsidiaries (collectively, "Trigon" or the "Company") are unaudited, except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the full year.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

    2.   PROPERTY AND EQUIPMENT

         In the first quarter of 1998 the Company adopted AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP may not be applied to the costs associated with the Year 2000 conversion. In accordance with the SOP, no prior year amounts were restated and no costs incurred prior to January 1, 1998, the initial application of the SOP, for ongoing projects were capitalized. Expenses incurred related to internal-use software of $0.7 million were capitalized in the first quarter of 1998.

    3.   LONG TERM DEBT

         In February 1997, the Company entered into a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. As of March 31, 1998, $85 million had been borrowed and remained outstanding under the credit agreement. The weighted average interest rate for the period the borrowings were outstanding during the three months ended March 31, 1998 and 1997 was 5.956% and 5.675%, respectively.

    4.   INCOME TAXES

         The effective tax rates for the three months ended March 31, 1998 and 1997 were 33.9% and 34.3%, respectively. During 1998, the Company increased its investment in tax exempt municipal bonds. Accordingly, the effective tax rate was reduced by the effect of the increased tax exempt investment income earned.

     5. PRO FORMA FINANCIAL INFORMATION AND NET INCOME AND PRO FORMA NET INCOME PER SHARE

         Net income and net income per share after Demutualization and IPO reflect net income and net income per share for the period after February 5, 1997, the effective date of the Demutualization and IPO.

         The following pro forma information for the three months ended March 31, 1997 gives effect to the Demutualization and IPO as if they had occurred on January 1, 1997, consistent with the company's pro forma presentation in its Form S-1 filed on January 29, 1997 in connection with its IPO (in thousands):

                                                                    1997
         ---- -----------------------------------------------  -----------
         As reported
             Income before income taxes                       $    44,498
             Income tax expense                                    15,265
         Pro forma adjustments
             Pro forma interest expense                               634
             Pro forma income tax expense (benefit)                  (217)
          ----------------------------------------------------  ----------

         Pro forma net income                                 $    28,816
         ---------------------------------------------------- -----------

         The difference between the pro forma net income and actual net income in 1997 is due to interest expense, net of income taxes, assumed for the period prior to the actual borrowing of funds using the actual weighted average rate of 5.675% per annum in effect during the first quarter of 1997. Actual interest expense for the periods subsequent to the borrowings is included in income before income taxes. Actual interest rates can vary on the current borrowing. A 1/8 percent change in the interest rate of the current outstanding borrowings would have changed interest expense by approximately $106,000 per annum.

         Net Income and Pro forma Net Income per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and for the period after the Demutualization and IPO, February 5, 1997 through March 31, 1997 (in thousands, except per share data):

                                                                                     1998          1997
                                                                              ------------ -------------
               Numerator for basic and diluted earnings per share  - net
                   income                                                  $       34,049        13,162
                                                                              ------------ -------------

               Denominator
                   Denominator for basic earnings per share - weighted
                       average shares                                              42,300        42,300
                   Effect of dilutive securities - employee and director
                       stock options                                                  311             -
                                                                              ------------ -------------
                   Denominator for diluted earnings per share                      42,611        42,300
                                                                              ------------ -------------
               Basic and diluted net income per share                      $         0.80          0.31
                                                                              ------------ -------------

         The following table sets forth the computation of basic and diluted pro forma earnings per share for the three months ended March 31, 1997 (in thousands, except per share data):

                                                                                      1997
                                                                              -------------
               Numerator for basic and diluted pro forma earnings
                   per share - pro forma net income                        $        28,816
                                                                              -------------

               Denominator for basic and diluted pro forma earnings per
                     share -pro forma weighted average shares                       42,300
                                                                              -------------
               Basic and diluted pro forma net income per share            $          0.68
                                                                              -------------

         The pro forma weighted average shares outstanding gives effect to the Demutualization and IPO as if they had occurred on January 1, 1997, consistent with the Company's pro forma presentation in its Form S-1 filed on January 29, 1997, in connection with its IPO.

6.       COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, for all periods presented. This statement establishes standards for the reporting and display of comprehensive income and its components. The purpose of comprehensive income is to report all changes in equity resulting from recognized transactions and other economic events of the period. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and foreign currency items.

7.       LITIGATION

         The Company is the defendant in one lawsuit that has been filed by a self-funded employer group in connection with the Company's past practices regarding provider discounts. The suit claims that the Company was obligated to credit the self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plan. The suit seeks an audit and unspecified compensatory, punitive and other damages. The Company is also presently the subject of three other claims by self-funded employer groups related to the Company's past practices regarding provider discounts. The Company is communicating with these groups, and lawsuits have not been filed in connection with these claims. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the financial condition of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Substantially all of the revenues of Trigon Healthcare, Inc. and subsidiaries (collectively, Trigon or the Company) are generated from premiums and fees received for health care services provided to its members and from investment income. Trigon's expenses are primarily related to health care services provided which consist of payments to physicians, hospitals and other providers. A portion of medical costs expense for each period consists of an actuarial estimate of claims incurred but not reported to Trigon during the period. The Company's results of operations depend in large part on its ability to accurately predict and effectively manage health care costs.

The Company offers a diversified mix of managed care products, including health maintenance organizations (HMO), preferred provider organizations (PPO), point-of-service (POS) and traditional indemnity products with access to the Company's participating provider network (PAR). The Company also provides a broad array of Medicare supplement plans as well as specialty products including pharmacy, dental, life, worker's compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

The Company participates in the Federal Employee Program (FEP), a national contract with the U.S. Office of Personnel Management (OPM), to provide benefits through its PPO network for approximately 214,000 federal employees and their dependents living in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit.

Within the Company's network product offerings, employer groups may choose various funding options ranging from fully-insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the customers bear all or a portion of the underwriting risk.

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                                    As of March 31,
                                                 1998             1997
                                          ---------------- ----------------
Commercial:
  HMO                                             254,320          248,267
  PPO                                             268,194          235,172
  PAR                                             186,009          227,085
  Medicaid HMO                                     31,224           33,861
  Medicare Supplement                             124,324          127,671
  Non-Virginia                                     79,116           54,165
                                          ---------------- ----------------
     Subtotal                                     943,187          926,221
Self-funded/ASO                                   670,249          692,103
Federal Employee Program                          214,235          208,249
                                          ---------------- ----------------
Fully-Insured and Self-Funded Enrollment        1,827,671        1,826,573
Processed for other Blue Cross and Blue
         Shield Plans (ASO)                        11,891           39,378
                                          ---------------- ----------------
Total                                           1,839,562        1,865,951
                                          ---------------- ----------------

 PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

 The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                                Three Months ended March 31,
                                                     1998       1997
                                                ----------- ------------
Commercial:
  HMO                                        $      92,921       84,327
  PPO                                              103,670       86,972
  PAR                                               80,940       92,229
  Medicaid HMO                                      14,254       12,737
  Medicare Supplement                               55,247       52,848
  Non-Virginia                                      26,177       17,729
                                                ----------- ------------
     Subtotal                                      373,209      346,842
Self-funded/ASO                                    273,604      246,181
Federal Employee Program                            96,229       91,074
                                                ----------- ------------
Total                                        $     743,042      684,097
                                                ----------- ------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Premium and fee revenues increased 7.3% to $495.6 million in the first quarter of 1998 from $461.8 million in the first quarter of 1997. The $33.8 million increase is due to a combination of commercial rate increases and enrollment growth in the Company's HMO and PPO networks, offset by expected declines in PAR network enrollment. Commercial HMO revenues grew to $107.2 million in the first quarter of 1998 from $97.1 million for the same period last year, a 10.4% increase, driven by average revenue per member increases of 6.7% and a 3.5% increase in member months. Commercial PPO revenues increased 19.2% to $103.7 million in the first quarter of 1998 from $87.0 million for the same period last year. The $16.7 million increase in commercial PPO revenues is a result of increased enrollment attributable to a shift in members from the PAR network and from the enrollment of new PPO members as well as an increase of 5.0% in the average revenue per member. Commercial PAR revenues declined to $80.9 million in the first quarter of 1998 from $92.2 million for the same period last year primarily as a result of the continued transition of members to the more tightly managed HMO and PPO networks. Non-Virginia revenues increased 47.7% to $26.2 million in the first quarter of 1998 from $17.7 million for the same period last year. The $8.4 million increase in Non-Virginia commercial revenues is a result of growth in enrollment which can be attributed to the positive acceptance of the Company's product designs by both small group and individual market segments. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 5.4% to $132.59 for the first quarter of 1998 from $125.82 for the first quarter of 1997. FEP revenues increased 5.7% to $96.2 million in the first quarter of 1998 from $91.1 million last year. The increase is due to increased medical costs to be reimbursed by OPM and an increase in enrollment. Net revenues from self-funded arrangements (revenues less amounts attributed to claims under self-funded arrangements) increased 9.4% to $26.2 million in the first quarter of 1998 from $23.9 million last year. The improvement is a result of an increase in administrative fees as the Company focuses it efforts to increase fees to levels that appropriately reflect the value delivered to self-funded groups through the Company's network design and medical management techniques.

Total enrollment declined to 1,839,562 as of March 31, 1998 from 1,865,951 as of March 31, 1997. The 26,389 decline was the net result of a decline of 49,341 self-funded/ASO members offset by an increase of 16,966 members in commercial business mainly from PPO network and Non-Virginia growth and FEP enrollment growth of 5,986 members. Specifically, total commercial enrollment increased 1.8% to 943,187 members as of March 31, 1998 from 926,221 members as of March 31, 1997. Enrollment in the HMO networks increased by 1.2% over the prior year and accounts for 30.3% of total commercial enrollment. HMO enrollment growth was partially impacted by the decision to withdraw from the Medicaid HMO program in the Richmond, Virginia area effective December 31, 1997. The Company took the action because HMO enrollment is not mandatory in the Richmond area and business volumes were considered insufficient to sustain the HMO as a viable, competitive program. As of March 31, 1997, the Company had approximately 4,700 Medicaid HMO members in the Richmond area. Enrollment in the PPO networks as of March 31, 1998 increased 14.0% over the same period last year and accounts for 28.4% of the Company's commercial enrollment. Non-Virginia enrollment increased 46.1% over the prior year and now accounts for 8.4% of total commercial enrollment. Growth in PPO and Non-Virginia enrollment was offset by an expected decline of 18.1% in the Company's PAR network as members migrate into more tightly managed networks and as a result of ceding all student business with approximately 8,400 members. The PAR network enrollment represents 19.7% of the Company's total commercial enrollment. FEP enrollment increased 2.9% to 214,235 as of March 31, 1998 from 208,249 as of March 31, 1997. The decline in self-funded/ASO enrollment of 49,341 members partially reflects the Company's efforts to increase fees to levels that appropriately reflect the value delivered through the Company's network design and medical management techniques. The decline also reflects the migration of approximately 27,500 national account members (ASO only) from the Company's systems to an interplan system where the Company continues to process claims for other Blue Cross and Blue Shield Plans.

Investment income increased 19.4% to $21.1 million in the first quarter of 1998 from $17.7 million in the first quarter of 1997. Net realized gains increased to $29.6 million in the first quarter of 1998, a 17.1% increase, from $25.3 million for the same period in 1997. The increase in investment income reflects a continued shift in the portfolio mix from equity securities to fixed income securities in the first quarter of 1998. The equity portfolio was reduced to less than 8% of the total portfolio as of March 31, 1998 as compared to approximately 15% of the total portfolio as of March 31, 1997. In addition, the Company reduced its investment management expenses during the first quarter of 1998 by managing a larger portion of the fixed income portfolio in-house and renegotiating certain investment management contracts. The sale of equity securities in conjunction with the portfolio shift in the first quarter of 1998 is the primary factor for the net realized gains for the first quarter of 1998.

Other revenue decreased by 21.3% to $5.4 million in the first quarter of 1998 from $6.9 million in the first quarter of 1997. The decrease reflects the Company's strategy of redirecting the health and wellness subsidiary's efforts toward providing services for the Company and its product offerings instead of selling these services to third parties. In addition, 1998 revenues are reduced for revenues associated with the Company's network development subsidiary which ceased operations as of the end of 1997. The decline in these revenues has had a negligible impact on operating income.

Medical costs increased 6.5% to $403.1 million in the first quarter of 1998 from $378.5 million in the first quarter of 1997. The $24.6 million increase is primarily the result of expected levels of medical cost inflation, growth in commercial enrollment and an increase in FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 4.4% to $110.57 through March 31, 1998 from $105.87 for the same period last year. Combined with a 5.4% increase in commercial premium revenues per member per month, the loss ratio on commercial business improved to 83.4% through the first quarter of 1998 from 84.1% for the same period last year. The improvement can be partially attributed to two significant events occurring in the first quarter of 1997. First, the Company experienced much higher than expected Medicare supplement product expenses. Second, the Company recognized unfavorable prior period claims adjustments in 1997 at one of its HMO subsidiaries. Actions taken by management during 1997 to address these two events are expected to continue to have a positive impact on the commercial loss ratio.

Selling, general and administrative expenses (SG&A) increased by 8.8% to $95.9 million in the first quarter of 1998 from $88.2 million in the first quarter of 1997. The increase is a result of higher volumes and the incremental cost of certain initiatives. SG&A expenses increased by $3.5 million as a result of increased Non-Virginia volume and as a result of a higher broker commission scale for business sold in Virginia. Medicare HMO start-up costs, development of customer service "call center" technology and incremental costs associated with preparing systems for the century date change have increased expenses by $1.6 million in the first quarter of 1998 compared to the same period in 1997. In the first quarter of 1998 the Company adopted AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires the capitalization and amortization of certain costs related to internal-use software but may not be applied to the costs associated with the Year 2000 conversion. The adoption of the SOP resulted in a $0.7 million reduction in expenses in the first quarter of 1998 and, including the first quarter amount, is expected to reduce SG&A expenses approximately $3 to $4 million during 1998. Overall, the SG&A ratio was 12.8% for the current quarter, the same as it was for the first quarter of 1997.

Interest expense was $1.3 million for the first quarter of 1998 compared to $0.6 million for the first quarter of 1997. Interest expense is the result of the $85 million outstanding amount on the revolving credit agreement initiated in February 1997. The increase in 1998 is due to the full quarter impact of the outstanding revolving credit agreement.

Income before income taxes increased 15.7% to $51.5 million in the first quarter of 1998 compared to $44.5 million in the first quarter of 1997. The increase is a result of improved investment income of $3.4 million and an increase in net realized gains of $4.3 million. Operating income (premium and other revenue less medical and SG&A expenses) of $2.1 million is the same this year as last. The 1998 results reflect several incremental cost items associated with the Medicare HMO start-up, development of customer service "call center" technology and continuing work on the Year 2000 conversion.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of reducing risk and maximizing overall return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of A as of March 31, 1998. The portfolio had an average contractual maturity of 9.1 years as of March 31, 1998. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international equity portfolio is diversified by industry, country and currency-related exposure. The Company enters into foreign currency forward contracts and foreign currency options to manage its exposure to fluctuations in foreign currency exchange rates on its foreign debt and equity investments. As of March 31, 1998, the equity portfolio was 7.5% of the total portfolio, down from 27.8% as of December 31, 1996 and 12.5% as of December 31,1997, with the majority of the shift occurring prior to March 31, 1997. The Company currently plans to maintain the equity portfolio at levels generally no greater than 15%. As a result of this shift, the Company expects a more consistent contribution to income from the investment portfolio in the future.

Cash provided (used) by operating activities for the three months ended March 31, 1998 and 1997 was $66.8 million and $(131.3) million, respectively. The significant increase in cash provided by operations in 1998 is primarily due to the $175 million Commonwealth Payment made in the first quarter of 1997 to the Commonwealth of Virginia in connection with the Demutualization in February 1997.

Net cash used by investing activities decreased to $67.2 million for the three months ended March 31, 1998 from $72.2 million for the same period of 1997. The decrease is attributed to a slight decrease in investment activity offset by an increase in capital expenditures.

Cash provided (used) by financing activities decreased to $(5.5) million for the first quarter of 1998 from $200.5 million for the first quarter of 1997 primarily due to the IPO and borrowing under a credit agreement in early 1997. The IPO and borrowings under the credit agreement generated $208.8 million in net cash flows for the Company in 1997.

In connection with the Demutualization and IPO, the Company entered into a $300 million revolving credit agreement which expires in February 2002. The credit agreement calls for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. As of March 31, 1998, $85 million had been borrowed and remained outstanding under this credit agreement, the proceeds of which were used to pay a portion of the Commonwealth Payment at the time of the Demutualization and IPO.

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

The Company has developed and is currently executing a comprehensive plan to prepare the computer systems and application software for the year 2000. Project completion for the Company's systems and software is scheduled for the end of 1998, allowing adequate time for testing. The Company is using both external and internal resources for the project. The incremental costs for the project were $7.6 million through March 31,1998, including $1.8 million incurred during the first quarter of 1998. Total incremental costs are expected to approximate $20.0 million through 1999. The costs will be expensed as incurred and will be funded through operating cash flows.

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

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The new standard, issued in February 1998, becomes effective for fiscal years beginning after December 15, 1997. This standard revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition principles of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The new disclosures will be effective for the 1998 fiscal year.

FORWARD-LOOKING INFORMATION

This Item, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and this Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including among other things statements concerning future earnings, premium rates, enrollment and medical and administrative costs. Such forward-looking statements are subject to inherent risks and uncertainties, many of which are beyond the control of the Company, that may cause actual results to differ materially from those contemplated by such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, rising health care costs, business conditions and competition in the managed care industry, government action and other regulatory issues. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in the Company's Annual Report on Form 10-K under the caption "Forward-Looking Information".

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

(a) The Company is the defendant in one lawsuit that has been filed by a self-funded employer group in connection with the Company's past practices regarding provider discounts. The suit claims that the Company was obligated to credit the self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plan. The suit seeks an audit and unspecified compensatory, punitive and other damages. The Company is also presently the subject of three other claims by self-funded employer groups related to the Company's past practices regarding provider discounts. The Company is communicating with these groups, and lawsuits have not been filed in connection with these claims. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the financial condition of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number            Description

    11 -- Computation of per share earnings for the three months ended March 31, 1998. Exhibit omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

     27       --Financial Data Schedule.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)     Reports on Form 8-K:
        None filed during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRIGON HEALTHCARE, INC.
                                                              Registrant




Dated: May 13, 1998                               By:     /s/ Thomas R. Byrd
                                                      ----------------------
                                                          THOMAS R. BYRD
                                                   SENIOR VICE PRESIDENT & CHIEF
                                                        FINANCIAL OFFICER
                                                    (PRINCIPAL ACCOUNTING AND
                                                        FINANCIAL OFFICER)

                                  EXHIBIT INDEX


    Exhibit
    Number


       27       --Financial Data Schedule.