Form 10-Q
period 1998-06-30
TRIGON HEALTHCARE INC
filed 1998-08-14
CIK 1017747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
 [ X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended June 30, 1998
                                       or
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
      For the transition period from .................. to ...............

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

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

            Title of each class                   Outstanding at August 12, 1998
            -------------------                   ------------------------------
   Class A Common Stock, $0.01 par value                 42,300,022 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
SECOND QUARTER 1998 FORM 10-Q
TABLE OF CONTENTS



                                                                                  Page
                                                                                  ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 and
               December 31, 1997                                                    1

         Consolidated Statements of Operations for the Three Months
              and Six Months Ended June 30, 1998 and 1997                           2

         Consolidated Statements of Comprehensive Income for the
              Three Months and Six Months Ended June 30, 1998 and 1997              3

         Consolidated Statements of Changes in Shareholders' Equity for the
              Three Months and Six Months Ended June 30, 1998 and 1997              4

         Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1998 and 1997                                   5

         Notes to Consolidated Financial Statements                               6-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               10-17

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                    18

     Item 4.  Submission of Matters to a Vote of Security Holders                  18

     Item 6.  Exhibits and Reports on Form 8-K                                     19


     SIGNATURES


PART I.     FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         (Unaudited)
                                                                           June 30,               December 31,
                               Assets                                        1998                     1997
                                                                      ------------------       ------------------
 Current assets
      Cash                                                                      $ 2,554                  $ 7,010
      Investment securities, at estimated fair value                          1,506,410                1,363,858
      Premiums and other receivables                                            351,071                  360,941
      Other                                                                      12,085                    7,607
                                                                      ------------------       ------------------

               Total current assets                                           1,872,120                1,739,416

 Property and equipment, net                                                     45,411                   43,912
 Deferred income taxes                                                           44,444                   45,185
 Goodwill and other intangibles, net                                             65,518                   68,354
 Restricted investments, at estimated fair value                                 10,153                   10,139
 Other assets                                                                    23,066                   21,814
                                                                      ------------------       ------------------

               Total assets                                                 $ 2,060,712              $ 1,928,820
                                                                      ==================       ==================

                Liabilities and Shareholders' Equity

 Current liabilities
      Medical and other benefits payable                                      $ 447,266                $ 412,710
      Unearned premiums                                                          98,139                   93,157
      Accounts payable and accrued expenses                                      57,987                   53,240
      Deferred income taxes                                                       4,855                    4,298
      Other liabilities                                                         207,041                  184,414
                                                                      ------------------       ------------------

          Total current liabilities                                             815,288                  747,819

 Obligations for employee benefits, noncurrent                                   66,710                   59,467
 Medical and other benefits payable, noncurrent                                  70,522                   66,541
 Long-term debt                                                                  90,147                   90,147
 Minority interest in subsidiary                                                  7,140                    6,109

                                                                      ------------------       ------------------
               Total liabilities                                              1,049,807                  970,083
                                                                      ------------------       ------------------

 Shareholders' equity
      Common stock                                                                  423                      423
      Capital in excess of par                                                  840,103                  842,035
      Retained earnings                                                         133,742                   78,982
      Accumulated other comprehensive income
          Net unrealized gain on investment securities,
               net of deferred income taxes of $19,727
               and $20,083                                                       36,637                   37,297
                                                                      ------------------       ------------------

                Total shareholders' equity                                    1,010,905                  958,737

 Commitments and contingencies (note 7)
                                                                      ------------------       ------------------

                Total liabilities and shareholders' equity                  $ 2,060,712              $ 1,928,820
                                                                      ==================       ==================



    See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        For the three months and six months ended June 30, 1998 and 1997
                      (in thousands, except per share data)




                                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                             -------------------------------------------------------------------
                                                                  1998              1997             1998              1997
                                                             ---------------    --------------  ---------------   --------------

Revenues
  Premium and fee revenues
    Commercial                                                  $ 377,912         $ 357,908         $ 751,121          $ 704,750
    Federal Employee Program                                      106,116            99,411           202,345            190,485
    Amounts attributable to self-funded arrangements              268,627           269,775           542,231            515,956
    Less:  amounts attributable to claims under
         self-funded arrangements                                (242,269)         (244,199)         (489,684)          (466,449)
                                                             ---------------    --------------  ---------------   --------------
                                                                  510,386           482,895         1,006,013            944,742

  Investment income                                                21,399            17,903            42,507             35,585
  Net realized gains                                                4,591             2,505            34,219             27,817
  Other revenues                                                    5,956             6,738            11,405             13,661
                                                             ---------------    --------------  ---------------   --------------
        Total revenues                                            542,332           510,041         1,094,144          1,021,805

Expenses
  Medical and other benefit costs
    Commercial                                                    314,571           300,741           625,808            592,582
    Federal Employee Program                                      101,005            94,380           192,874            181,063
                                                             ---------------    --------------  ---------------   --------------
                                                                  415,576           395,121           818,682            773,645
  Selling, general and administrative expenses                     94,439            90,428           190,332            178,598
  Interest expense                                                  1,336             1,337             2,673              1,909
                                                             ---------------    --------------  ---------------   --------------
        Total expenses                                            511,351           486,886         1,011,687            954,152
                                                             ---------------    --------------  ---------------   --------------

Income before income taxes                                         30,981            23,155            82,457             67,653

  Income tax expense                                               10,270             7,813            27,697             23,078
                                                             ---------------    --------------  ---------------   --------------

Net income                                                       $ 20,711          $ 15,342          $ 54,760           $ 44,575
                                                             ===============    ==============  ===============   ==============

Net income after Demutualization and IPO (note 5)                                                                       $ 28,504
                                                                                                                  ==============

Earnings per share (note 5)
  Basic net income after Demutualization and IPO                   $ 0.49            $ 0.36            $ 1.29             $ 0.67
                                                             ===============    ==============  ===============   ==============
  Diluted net income after Demutualization and IPO                 $ 0.48            $ 0.36            $ 1.28             $ 0.67
                                                             ===============    ==============  ===============   ==============

Pro forma earnings per share (note 5)
  Basic and diluted pro forma net income                                                                                  $ 1.04
                                                                                                                  ==============

Weighted average number of common shares outstanding
  Basic                                                            42,300            42,300            42,300             42,300
                                                             ===============    ==============  ===============   ==============
  Diluted                                                          42,858            42,308            42,735             42,304
                                                             ===============    ==============  ===============   ==============

    See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
        For the three months and six months ended June 30, 1998 and 1997
                                 (in thousands)



                                                                           Three Months Ended June 30,
                                                                      ---------------------------------------
                                                                            1998                  1997
                                                                      -----------------    ------------------

   Net Income                                                           $ 20,711                $ 15,342

   Other comprehensive income
      Net unrealized gains on investment securities,
          net of income taxes
          Net unrealized holding gains arising during the
             period, net of income taxes of $4,074
             and $16,023                                                   7,529                  29,740
          Less reclassification adjustment for net gains included
             in net income, net of income taxes of $1,607
             and $877                                                     (2,984)                 (1,628)
                                                                      -----------------    ------------------

      Other comprehensive income                                           4,545                  28,112
                                                                      -----------------    ------------------

   Comprehensive income                                                 $ 25,256                $ 43,454
                                                                      =================    ==================




                                                                            Six Months Ended June 30,
                                                                      ---------------------------------------
                                                                            1998                  1997
                                                                      -----------------    ------------------

   Net Income                                                           $ 54,760                $ 44,575

   Other comprehensive loss
      Net unrealized losses on investment securities,
          net of income taxes
          Net unrealized holding gains arising during the period,
             net of income taxes of $11,621 and $5,116                    21,582                   9,467
          Less reclassification adjustment for net gains included
             in net income, net of income taxes of $11,977
             and $9,736                                                  (22,242)                (18,081)
                                                                      -----------------    ------------------

      Other comprehensive loss                                              (660)                 (8,614)
                                                                      -----------------    ------------------

   Comprehensive income                                                 $ 54,100                $ 35,961
                                                                      =================    ==================

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
        For the three months and six months ended June 30, 1998 and 1997
                                 (in thousands)





                                                                  1998                  1997
                                                            -----------------    ------------------
   Balance at April 1                                              $ 986,542             $ 856,062

   Net income                                                         20,711                15,342
   Net unrealized gains on investment
      securities, net of income taxes                                  4,545                28,112
                                                            -----------------    ------------------

      Comprehensive income                                            25,256                43,454
                                                            -----------------    ------------------

   Adjustment to cash payments to eligible
      policyholders in lieu of shares of common
      stock in the Demutualization                                         -                   276
   Adjustment to Initial Public Offering expenses                          -                    10
   Purchase and reissuance of common stock under
        Employee benefit plans                                          (205)                    -
        Stock option plan, net of income taxes of $186                  (512)                    -
   Common stock held by consolidated grantor trusts                     (176)                    -
                                                            -----------------    ------------------

   Balance at June 30                                            $ 1,010,905             $ 899,802
                                                            =================    ==================



   Balance at January 1                                            $ 958,737             $ 739,780

   Net income before Demutualization                                       -                16,071
   Net income after Demutualization                                   54,760                28,504
   Net unrealized losses on investment
      securities, net of income taxes                                   (660)               (8,614)
                                                            -----------------    ------------------

      Comprehensive income                                            54,100                35,961
                                                            -----------------    ------------------

   Issuance of 24,475 shares to eligible
      policyholders in the Demutualization and
      cash payments to eligible policyholders in
      lieu of shares of common stock                                       -               (91,144)
   Adjustment to cash payments to eligible
      policyholders in lieu of shares of common
      stock in the Demutualization                                      (705)                    -
   Issuance of 17,825 shares in the Initial
      Public Offering, net of expenses                                     -               215,205
   Purchase and reissuance of common stock under
      Employee benefit plans                                            (261)                    -
      Stock option plan, net of income taxes of $186                    (512)                    -
   Common stock held by consolidated grantor trusts                     (454)                    -
                                                            -----------------    ------------------

   Balance at June 30                                            $ 1,010,905             $ 899,802
                                                            =================    ==================

    See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)




                                                                                       Six Months Ended June 30,
                                                                                --------------------------------------
                                                                                     1998                  1997
                                                                                ----------------      ----------------
  Net income                                                                           $ 54,760              $ 44,575
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities
      Depreciation and amortization                                                       8,704                 8,425
      Accretion of discounts and amortization of premiums, net                          (11,513)               (4,994)
      Change in allowance for doubtful accounts receivable                                 (390)                   96
      Decrease in premiums and other receivables                                         12,328                25,621
      Increase in other assets                                                           (6,691)               (4,096)
      Increase in medical and other benefits payable                                     38,537                 7,094
      Increase in unearned premiums                                                       4,982                 3,901
      Increase (decrease) in accounts payable and accrued expenses                        4,747               (34,120)
      Increase (decrease) in other liabilities                                            7,063               (10,498)
      Change in deferred income taxes                                                     1,654                 9,075
      Decrease in obligation for Commonwealth Payment                                         -              (175,000)
      Increase in minority interest                                                       1,031                   750
      Increase in obligations for employee benefits                                       7,243                 2,366
      (Gain) loss on disposal of property and equipment and other assets                    (31)                   59
      Net realized gains                                                                (34,219)              (27,817)
                                                                                ----------------      ----------------

              Net cash provided (used) by operating activities                           88,205              (154,563)
                                                                                ----------------      ----------------

  Cash flows from investing activities
    Proceeds from sale of property and equipment and other assets                            98                   496
    Capital expenditures                                                                 (8,001)               (5,369)
    Investment securities purchased                                                  (1,818,468)           (2,707,454)
    Proceeds from investment securities sold                                          1,168,616             2,160,734
    Maturities of fixed income securities                                               571,670               478,467
                                                                                ----------------      ----------------

              Net cash used by investing activities                                     (86,085)              (73,126)
                                                                                ----------------      ----------------

  Cash flows from financing activities
    Proceeds from long-term debt                                                              -                85,439
    Payments to members in lieu of common stock
         pursuant to Plan of Demutualization                                               (705)              (91,144)
    Net proceeds from issuance of common stock                                                -               215,205
    Purchase and reissuance of common stock under
         employee benefit and stock option plans                                           (773)                    -
    Common stock purchased by consolidated grantor trusts                                  (454)                    -
    Change in outstanding checks in excess of bank balance                               (4,644)               (5,293)
                                                                                ----------------      ----------------

              Net cash provided (used) by financing activities                           (6,576)              204,207
                                                                                ----------------      ----------------

  Net decrease in cash                                                                   (4,456)              (23,482)

  Cash - beginning of period                                                              7,010                31,482
                                                                                ----------------      ----------------

  Cash - end of period                                                                  $ 2,554               $ 8,000
                                                                                ================      ================


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

          In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results for the full year.

          Certain prior period amounts have been reclassified to conform to the current period presentation.

    2.   PROPERTY AND EQUIPMENT

          In the first quarter of 1998 the Company adopted AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP may not be applied to the costs associated with the Year 2000 conversion. In accordance with the SOP, no prior year amounts were restated and no costs incurred prior to January 1, 1998, the initial application of the SOP, for ongoing projects were capitalized. Expenses incurred related to internal-use software of $1.1 million and $1.8 million were capitalized for the three months and six months ended June 30, 1998, respectively.

    3.   LONG TERM DEBT

          In February 1997, the Company entered into a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. As of June 30, 1998, $85 million had been borrowed and remained outstanding under the credit agreement. The weighted average interest rate for the period the borrowings were outstanding during the three months ended June 30, 1998 and 1997 was 5.89% and 5.86%, respectively, and 5.92% and 5.81% for the six months ended June 30, 1998 and 1997, respectively.

    4.   INCOME TAXES

          The effective tax rate for the three months ended June 30, 1998 and 1997 was 33.1% and 33.7%, respectively. The effective tax rate was 33.6% and 34.1% for the six months ended June 30, 1998 and 1997, respectively. During 1998, the Company increased its investment in tax exempt municipal bonds. Accordingly, the effective tax rate was reduced by the effect of the increased tax exempt investment income earned.

    5. PRO FORMA FINANCIAL INFORMATION AND NET INCOME AND PRO FORMA NET INCOME PER SHARE

          Net income and net income per share after Demutualization and IPO reflect net income and net income per share for the period after February 5, 1997, the effective date of the Demutualization and IPO.

          The following pro forma information for the six months ended June 30, 1997 gives effect to the Demutualization and IPO as if they had occurred on January 1, 1997, consistent with the Company's pro forma presentation in its Form S-1 filed on January 29, 1997 in connection with its IPO (in thousands):

         -----------------------------------------------------------------------
         As reported
           Income before income taxes                       $           67,653
           Income tax expense                                           23,078
         Pro forma adjustments
           Pro forma interest expense                                      634
           Pro forma income tax benefit                                   (217)
        ------------------------------------------------------------------------
         Pro forma net income                               $           44,158
        ------------------------------------------------------------------------

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

   Net Income and Pro forma Net Income per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and the period after the Demutualization and IPO, February 5, 1997 through June 30, 1997 (in thousands, except per share data):

                                                                      Six Months  Feb. 5, 1997
                                                                        Ended       Through
                                       Three Months Ended June 30,     June 30,      June 30,
                                              1998      1997             1998         1997
       ---------------------------------------------------------------------------------------
       Numerator for basic and diluted
       earnings per share - net income      $ 20,711   15,342           54,760       28,504
       ---------------------------------------------------------------------------------------
       Denominator
         Denominator for basic earnings per
             share-weighted average shares   42,300    42,300           42,300       42,300
         Effect of dilutive
             securities-employee and
             director stock options             558         8              435            4
       ---------------------------------------------------------------------------------------
         Denominator for diluted
             earnings per share              42,858    42,308           42,735       42,304
       ---------------------------------------------------------------------------------------
       Basic net income per share          $   0.49      0.36             1.29         0.67
       ---------------------------------------------------------------------------------------
        Diluted net income per share       $   0.48      0.36             1.28         0.67
       ---------------------------------------------------------------------------------------


      The following table sets forth the computation of basic and diluted pro forma earnings per share for the six months ended June 30, 1997 (in thousands, except per share data):

          -----------------------------------------------------
          Numerator for basic and diluted pro forma
              earnings per share-pro forma net income  $ 44,158
          -----------------------------------------------------

          Denominator for basic pro forma earnings per
              share -pro forma weighted average shares 42,300 Effect of dilutive securities- employee and
              director stock options                          5
          -----------------------------------------------------
             Denominator for diluted pro
                 forma earnings per share                42,305
          -----------------------------------------------------
          Basic and diluted pro forma net
              income per share                         $   1.04
          -----------------------------------------------------

      The pro forma weighted average shares outstanding gives effect to the Demutualization and IPO as if they had occurred on January 1, 1997, consistent with the Company's pro forma presentation in its Form S-1 filed on January 29, 1997, in connection with its IPO.

6.    COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, for all periods presented. This statement establishes standards for the reporting and display of comprehensive income and its components. The purpose of comprehensive income is to report all changes in equity resulting from recognized transactions and other economic events of the period. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities and foreign currency items. The adoption of SFAS No. 130 had no impact on the Company's financial condition or results of operations.

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

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                        As of June 30,
                                         1998       1997
---------------------------------------------------------
Commercial:
  HMO                                 257,384    250,136
  PPO                                 276,155    245,867
  PAR                                 180,535    220,157
  Medicaid HMO                         31,583     33,505
  Medicare Supplement                 123,658    127,314
  Non-Virginia                         93,044     57,821
---------------------------------------------------------
     Subtotal                         962,359    934,800
Self-funded/ASO                       669,754    675,990
Federal Employee Program              213,793    207,800
---------------------------------------------------------
Fully-Insured and Self-Funded
Enrollment                          1,845,906  1,818,590
Processed for other Blue Cross
and Blue
         Shield Plans (ASO)             9,318     38,438
---------------------------------------------------------
Total                               1,855,224  1,857,028
---------------------------------------------------------

 PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

 The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                  For the Three Months     For the Six Months
                                     Ended June 30,          Ended June 30,
------------------------------------------------------------------------------
                                     1998       1997         1998       1997
------------------------------------------------------------------------------
Commercial:
  HMO                         $     93,083     88,762      186,004    173,089
  PPO                              106,917     91,346      210,587    178,318
  PAR                               79,480     91,624      160,420    183,853
  Medicaid HMO                      13,985     14,216       28,239     26,953
  Medicare Supplement               55,922     52,709      111,169    105,557
  Non-Virginia                      28,525     19,251       54,702     36,980
------------------------------------------------------------------------------
     Subtotal                      377,912    357,908      751,121    704,750
Self-funded/ASO                    268,627    269,775      542,231    515,956
Federal Employee Program           106,116     99,411      202,345    190,485
------------------------------------------------------------------------------
Total                         $    752,655    727,094    1,495,697  1,411,191
------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Premium and fee revenues increased 5.7% to $510.4 million in the second quarter of 1998 from $482.9 million in the second quarter of 1997. The $27.5 million increase is due to a combination of commercial rate increases and enrollment growth in the Company's HMO, PPO and Non-Virginia networks, offset by expected declines in PAR network enrollment. Total commercial HMO revenues grew to $107.1 million in the second quarter from $103.0 million last year, a 4.0% increase, driven by average revenue per member increases of 2.2% and a 1.7% increase in member months. Commercial PPO revenues increased 17.0% to $106.9 million in the second quarter of 1998 from $91.3 million for the same period last year. The $15.6 million increase in commercial PPO revenues is a result of increased enrollment attributable to a shift in members from the PAR network and from enrollment of new PPO members, as well as, an increase of 4.0% in the average revenue per member. Commercial PAR revenues declined to $79.5 million from $91.6 million in the second quarter of 1997 primarily as a result of the continued transition of members to the more tightly managed HMO and PPO networks. Non-Virginia revenues increased 48.2% to $28.5 million up from $19.3 million last year. The $9.2 million increase is a result of growth in enrollment which can be attributed to the positive acceptance of the Company's product designs by both small group and individual market segments. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 3.0% to $132.30 for the second quarter of 1998 from $128.48 for the second quarter of 1997. FEP revenues increased 6.7% to $106.1 million in the second quarter from $99.4 million last year. The increase is due to increased medical costs to be reimbursed by OPM and a 2.9% increase in enrollment.

Total enrollment declined to 1,855,224 as of June 30, 1998 from 1,857,028 as of June 30, 1997. The slight decline was the net result of a decline of 35,356 self-funded/ASO members offset by an increase of 27,559 members in commercial business mainly from Non-Virginia and PPO network growth. Specifically, total commercial enrollment increased 2.9% to 962,359 members as of June 30, 1998 from 934,800 members as of June 30, 1997. Excluding the impact of ceding student business and exiting the Richmond Medicaid market, both actions explained further below, adjusted enrollment growth would have been 4.3% on commercial business. Enrollment in the HMO network increased by 1.9% over the prior year and accounts for 30.0% of total commercial enrollment. HMO enrollment growth was partially impacted by the decision to withdraw from the Medicaid HMO program in the Richmond, Virginia area effective December 31, 1997. The Company took action because enrollment in an HMO is not mandatory for Medicaid recipients in the Richmond area and business volumes were considered insufficient to sustain the HMO as a viable, competitive program. As of June 30, 1997, the Company had approximately 4,500 Medicaid members in the Richmond area. Enrollment in the PPO network as of June 30, 1998 increased 12.3% over the same period last year and accounts for 28.7% of the Company's commercial enrollment. Non-Virginia enrollment increased 60.9% over the prior year and now accounts for 9.7% of total commercial enrollment. Growth in PPO and Non-Virginia enrollment was offset by an expected decline of 18.0% in the Company's PAR network as members migrate into more tightly managed networks and as a result of ceding all student business with approximately 8,400 members. The PAR network enrollment represents 18.8% of the Company's total commercial enrollment. The decline in self-funded/ASO enrollment of 35,356 members partially reflects the Company's efforts to increase fees to levels that appropriately reflect the value delivered through the Company's network design and medical management techniques. The decline also reflects the migration of approximately 29,000 national account members (ASO only) from the Company's systems to an interplan system where the Company continues to process claims for other Blue Cross and Blue Shield Plans.

Other revenue decreased by 11.6% to $6.0 million in the second quarter of 1998 from $6.7 million in the second quarter of 1997. The decrease reflects the Company's strategy of redirecting the health and wellness subsidiary's efforts toward providing its product offerings and services to the Company instead of selling these services to third parties. In addition, 1998 revenues are reduced for revenues associated with the Company's network development subsidiary which ceased operations as of the end of 1997.

Investment income increased 19.5% to $21.4 million in the second quarter of 1998 compared to $17.9 million in the second quarter of 1997. Net realized gains increased to $4.6 million in the second quarter of 1998 from $2.5 million in the second quarter of 1997. The increase in investment income is due to increased cash flow from realized gains. During 1998, the Company has increased its percentage of tax-exempt municipal bonds and medium quality bonds and has lengthened the duration for portions of the bond portfolio. The increase in realized gains was primarily a result of favorable market gains and active portfolio management.

Medical costs increased 5.2% to $415.6 million in the second quarter of 1998 from $395.1 million in the second quarter of 1997. The $20.5 million increase is primarily the result of expected levels of medical cost inflation, growth in commercial enrollment and an increase in FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 2.0% to $110.13 for the second quarter of 1998 from $107.96 for the same period last year. Combined with a 3.0% increase in commercial premium revenues per member per month, the loss ratio on commercial business improved to 83.2% for the second quarter of 1998 from 84.0% for the same period last year. The loss ratio improvement can be attributed to a combination of factors including, higher than expected 1997 utilization in Medicare Supplement products caused by flu-related illnesses; favorable impact on 1998 of the cost containment actions, pricing initiatives, improved processing controls and a change in management during 1997 at one of the Company's HMO subsidiaries; favorable impact on 1998 of a number of medical cost management initiatives; and the negative impact on 1998 of certain products performing substantially behind plan at the Mid-South Insurance Company subsidiary. Regarding medical cost management initiatives, the Company continues to diligently work at negotiating lower reimbursement rates with facilities and to better manage utilization. During the second quarter of 1998, inpatient days per thousand were down 4.7% and the average length of stay was down 2.1% as compared to last year. By the end of the second quarter, 80% of acute care facilities in the Company's service area have been converted to a fixed fee schedule for outpatient services.

Also, the Company is taking a more active role in managing physicians with emphasis on specialty services. Efforts include adding eight new medical directors in the past several months, the January 1998 implementation of national medical management guidelines, recent completion of a program to improve both quality and costs by strengthening the Company's pre-certification requirements for hospital admissions and finalizing contracting efforts in the Eastern portion of Virginia to improve product marketability and help reduce health care costs.

Selling, general and administrative expenses (SG&A) increased by 4.4% to $94.4 million in the second quarter of 1998 from $90.4 million in the second quarter of 1997. The increase is a result of higher volumes and the incremental cost of certain initiatives. SG&A expenses increased by $2.5 million as a result of increased Non-Virginia volume and as a result of a higher broker commission scale for business sold in Virginia. Medicare HMO start-up costs, development of customer service "call center" technology and incremental costs associated with preparing systems for the century date change have increased expenses by $2.0 million in the second quarter of 1998 compared to the same period in 1997. In the first quarter of 1998 the Company adopted AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires the capitalization and amortization of certain costs related to internal-use software but may not be applied to the costs associated with the Year 2000 conversion. The adoption of the SOP resulted in a $1.1 million reduction in expenses in the second quarter of 1998 and, including the first six months of 1998, is expected to reduce SG&A expenses approximately $4 to $5 million during 1998. Overall, the SG&A ratio was 12.4% for the current quarter as compared to 12.3% for the same quarter last year.

Interest expense remained constant at $1.3 million in the second quarter of 1998 and 1997 as a result of negligible changes in the weighted average interest rate for the periods on the $85 million debt outstanding.

Income before income taxes increased 33.8% to $31.0 million in the second quarter of 1998 from $23.2 million in the second quarter of 1997. The increase is a result of an increase in investment income of $3.5 million, an increase in net realized gains of $2.1 million and an increase in operating income of $2.2 million. Operating income increased because of improving commercial margins resulting from medical cost management efforts.

The effective tax rate for the three months ended June 30, 1998 decreased to 33.1% from 33.7% for the same period in the prior year. During 1998, the Company increased its investment in tax exempt municipal bonds thereby increasing the amount of tax exempt investment income earned.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Premium and fee revenues increased 6.5% to $1,006.0 million in the first six months of 1998 from $944.7 million in the first six months of 1997. The $61.3 million increase is due to a combination of commercial rate increases and enrollment growth in the Company's HMO, PPO and Non-Virginia networks, offset by expected declines in PAR network enrollment. Total commercial HMO revenues grew to $214.2 million in the first half of 1998 from $200.0 million last year, a 7.1% increase, driven by average revenue per member increases of 4.4% and a 2.6% increase in member months. Commercial PPO revenues increased 18.1% to $210.6 million in the first half of 1998 from $178.3 million for the same period last year. The $32.3 million increase in commercial PPO revenues is a result of increased enrollment attributable to a shift in members from the PAR network and from enrollment of new PPO members, as well as, an increase of 4.5% in the average revenue per member. Commercial PAR revenues declined to $160.4 million from $183.9 million in the first half of 1997 primarily as a result of the continued transition of members to the more tightly managed HMO and PPO networks. Non-

Virginia revenues increased 47.9% to $54.7 million from $37.0 million last year. The $17.7 million increase is a result of growth in enrollment which can be attributed to the positive acceptance of the Company's product designs by both small group and individual market segments. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 4.2% to $132.44 for the first half of 1998 from $127.16 for the first half of 1997. FEP revenues increased 6.2% to $202.3 million in the first half of 1998 from $190.5 million last year. The increase is due to increased medical costs to be reimbursed by OPM and 2.9% increase in enrollment.

Other revenue decreased by 16.5% to $11.4 million in the first six months of 1998 from $13.7 million in the first six months of 1997. The decrease reflects the Company's strategy of redirecting the health and wellness subsidiary's efforts toward providing its product offerings and services to the Company instead of selling these services to third parties. In addition, 1998 revenues are reduced for revenues associated with the Company's network development subsidiary which ceased operations as of the end of 1997.

Investment income increased 19.5% to $42.5 million in the first six months of 1998 from $35.6 million in the same period of 1997. Net realized gains increased to $34.2 million in the first six months of 1998 from $27.8 million for the same period in 1997. The increase in investment income reflects a shift in the portfolio mix from direct equity securities to fixed income securities, the increase in medium quality bonds and the duration lengthening for portions of the bond portfolio during 1998. The equity portfolio was reduced to less than 7% of the total portfolio as of June 30, 1998 as compared to approximately 13% of the total portfolio at June 30, 1997. In addition, the Company reduced its investment management expenses beginning in the first quarter of 1998 by managing a larger portion of the investment portfolio in-house. The sale of equity securities in conjunction with active portfolio management was the primary component of the net realized gains for the first six months of 1998.

Medical costs increased 5.8% to $818.7 million in the first six months of 1998 from $773.6 million in the first six months of 1997. The $45.0 million increase is primarily the result of expected levels of medical cost inflation, growth in commercial enrollment and an increase in FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 3.2% to $110.35 for the first half of 1998 from $106.92 for the same period last year. Combined with a 4.2% increase in commercial premium revenues per member per month, the loss ratio on commercial business improved to 83.3% for the first half of 1998 from 84.1% for the same period last year. The loss ratio improvement can be attributed to a combination of factors including, higher than expected 1997 utilization in Medicare Supplement products caused by flu-related illnesses; favorable impact on 1998 of the cost containment actions, pricing initiatives, improved processing controls and a change in management during 1997 at one of the Company's HMO subsidiaries; favorable impact on 1998 of a number of medical cost management initiatives; and the negative impact on 1998 of certain Mid-South products performing substantially behind plan. Regarding medical cost management initiatives, the Company continues to diligently work at negotiating lower reimbursement rates with facilities and to better manage utilization. Consequently, inpatient days per thousand for the six months ended June 30, 1998 were down 4.7% as compared to last year. By the end of the second quarter, 80% of acute care facilities in the Company's service area have been converted to a fixed-fee schedule for outpatient services. Other management initiative efforts include adding eight new medical directors in the past several months, the January 1998 implementation of national medical management guidelines, recent completion of programs to improve both quality and costs by strengthening the Company's pre-certification requirements for hospital admissions and finalizing contracting efforts in the Eastern portion of Virginia to improve product marketability and help reduce health care costs.

Selling, general and administrative expenses (SG&A) increased by 6.6% to $190.3 million in the first six months of 1998 from $178.6 million in the first six months of 1997. The increase is a result of higher volumes, the incremental cost of certain initiatives and the impact of general inflationary pressure, such as salary merit increases. SG&A expenses increased by $6.0 million as a result of increased Non-Virginia volume and as a result of a higher broker commission scale for business sold in Virginia. Medicare HMO start-up costs, development of customer service "call center" technology and incremental costs associated with preparing systems for the century date change have increased expenses by $3.4 million in the first half of 1998 compared to the same period last year. The first quarter of 1998 adoption of AICPA SOP 98-1, which requires the capitalization and amortization of certain costs related to internal-use software, resulted in a $1.8 million reduction in expenses through the first six months of 1998. Including the first six months of 1998, capitalization of internal-use software is expected to reduce SG&A expenses approximately $4 to $5 million during 1998. Overall, the SG&A ratio was 12.6% for the first half of 1998 as compared to 12.5% for the same period last year.

Interest expense increased 40.0% to $2.7 million in the first six months of 1998 from $1.9 million in the first six months of 1997. The increase is primarily due to the full six month impact in 1998 of the outstanding $85 million revolving credit agreement which was initiated in late February 1997.

Income before income taxes increased 21.9% to $82.5 million in the first six months of 1998 from $67.7 million in the first six months of 1997. The increase is a result of an increase in investment income of $6.9 million, an increase in net realized gains of $6.4 million and an increase in operating income of $2.2 million offset by an increase in interest expense of $0.7 million. Operating income increased because of improving commercial margins resulting from medical cost management efforts.

The effective income tax rate decreased to 33.6% in the first six months of 1997 from 34.1% in the first six months of 1997. During 1998, the Company increased its investment in tax exempt municipal bonds thereby increasing the amount of tax exempt investment income earned.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of reducing risk and maximizing overall return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of A as of June 30, 1998. The portfolio had an average contractual maturity of 9.3 years as of June 30, 1998. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international equity portfolio is diversified by industry, country and currency-related exposure. The Company enters into foreign currency forward contracts and foreign currency options to manage its exposure to fluctuations in foreign currency exchange rates on its foreign debt and equity investments. As of June 30, 1998, the equity portfolio was 6.3% of the total portfolio, down from 27.8% as of December 31, 1996 and 10.5% as of December 31,1997, with the majority of the shift occurring prior to March 31, 1997. The Company has been continuing to reallocate the portfolio during 1998 with a greater emphasis on domestic, tax-exempt municipal bonds and a longer duration for certain portions of the bond portfolio.

Cash provided (used) by operating activities for the six months ended June 30, 1998 and 1997 was $88.2 million and $(154.6) million, respectively. The significant increase in cash provided by operations in 1998 is primarily due to the $175 million Commonwealth Payment made in the first quarter of 1997 to the Commonwealth of Virginia in connection with the Demutualization in February 1997 and the timing of premiums receipts and claims and other operating liability payments between years.

Net cash used by investing activities increased to $86.1 million for the six months ended June 30, 1998 from $73.1 million for the same period of 1997. The increase is attributed to a net increase in investment activity and an increase in capital expenditures.

Cash provided (used) by financing activities decreased to $(6.6) million for the first six months of 1998 from $204.2 million for the same period of 1997 primarily due to the IPO and borrowing under a credit agreement which occurred in early 1997. The IPO and borrowings under the credit agreement generated $208.8 million in net cash flows for the Company in 1997.

In connection with the Demutualization and IPO, the Company entered into a $300 million revolving credit agreement which expires in February 2002. The credit agreement calls for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. As of June 30, 1998, $85 million had been borrowed and remained outstanding under this credit agreement, the proceeds of which were used to pay a portion of the Commonwealth Payment at the time of the Demutualization and IPO.

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

The Company has developed and is currently executing a comprehensive plan to prepare the computer systems and application software for the year 2000. Project completion for the Company's core systems and software is scheduled for the end of 1998, allowing adequate time for testing. The Company is using both external and internal resources for the project. The incremental costs for the project were $10.7 million through June 30,1998, including $1.9 million incurred during the second quarter of 1998. Total incremental costs are expected to approximate $20.0 million through 1999. The costs will be expensed as incurred and will be funded through operating cash flows.

In addition, the Company is surveying hospitals, providers and others depended upon for electronic commerce in an effort to determine whether such third parties are assessing and correcting any issues relating to the year 2000 which could impact their ability to conduct business with the Company.

Lack of appropriate action on the part of these third parties could impact the Company's ability to serve its customers. The Company will continue to monitor the progress of these entities.

In June 1998, the Company's Board of Directors authorized a Stock Repurchase Program under which up to 10 percent of the Company's outstanding Class A common stock may be repurchased. Such purchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions, and may be discontinued at any time. The repurchases will be subject to restrictions relating to volume, price and timing. As of June 30, 1998, there had been no activity under the program.

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

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is presently evaluating the effect of SFAS No. 133 on its financial statements.

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

Item 4.       Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 29, 1998, the following members were elected to the Board of Directors:

                                 Votes For   Votes Withheld

James K. Candler                26,614,120     1,284,328
William R. Harvey, Ph.D.        26,614,777     1,283,671
Gary A. Jobson                  26,611,046     1,287,402
William N. Powell               26,616,298     1,282,150
J. Carson Quarles               26,613,092     1,285,356
R. Gordon Smith                 26,612,886     1,285,562

The matters voted upon at the Annual Meeting of Shareholders and the results of the voting were as follows:

                                                          Votes
                            Votes For    Votes Against   Abstained     Nonvotes
Ratification of KPMG
Peat Marwick LLP as
independent auditors of
the Company for 1998        27,698,818      28,945        170,685         --

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
 Number            Description
--------           -----------

  11     -- Computation of per share earnings for the three months and six months ended June 30, 1998. Exhibit omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

   27    --Financial Data Schedule.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K:
      None filed during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRIGON HEALTHCARE, INC.
                                          Registrant




Dated: August 13, 1998             By:/s/ Thomas R.Byrd
                                      -------------------
                                       THOMAS R. BYRD
                                         SENIOR VICE PRESIDENT & CHIEF
                                         FINANCIAL OFFICER
                                        (PRINCIPAL ACCOUNTING AND
                                         FINANCIAL OFFICER)

                                  EXHIBIT INDEX


   Exhibit
   Number


    27     --Financial Data Schedule.