Form 10-Q
period 1998-09-30
TRIGON HEALTHCARE INC
filed 1998-11-16
CIK 1017747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
                For the quarterly period ended September 30, 1998
                                       or
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
            For the transition period from ........... to ..........

                        Commission File Number: 001-12617

                             Trigon Healthcare, Inc.
             (Exact name of registrant as specified in its charter)

       Virginia                                                 54-1773225
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


2015 Staples Mill Road, Richmond, VA                               23230
(Address of principal executive                                  (Zip Code)


(Registrant's telephone number, including area code)          (804) 354-7000

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

         Title of each class                    Outstanding at November 13, 1998
         -------------------                    --------------------------------
Class A Common Stock, $0.01 par value                   42,300,022 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
THIRD QUARTER 1998 FORM 10-Q
TABLE OF CONTENTS



                                                                           Page
                                                                           ----


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets as of September 30, 1998 and
          December 31, 1997                                                  1

      Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 1998 and 1997                   2

      Consolidated Statements of Comprehensive Income for the
         Three Months and Nine Months Ended September 30, 1998 and 1997      3

      Consolidated Statements of Changes in Shareholders' Equity for the
         Three Months and Nine Months Ended September 30, 1998 and 1997      4

      Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1998 and 1997                            5

      Notes to Consolidated Financial Statements                         6 - 9

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        10 - 20

PART II. OTHER INFORMATION

   Item 1.    Legal Proceedings                                              21

   Item 6.    Exhibits and Reports on Form 8-K                          21 - 22


   SIGNATURES

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
                     TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                                (Unaudited)
                                                               September 30,         December 31,
                                                                   1998                  1997
                                                              ---------------      ----------------
                      Assets
 Current assets
      Cash                                                       $     5,967           $     7,010
      Investment securities, at estimated fair value               1,529,047             1,363,858
      Premiums and other receivables                                 399,729               360,941
      Other                                                           11,924                 7,607
                                                              ---------------      ----------------

              Total current assets                                 1,946,667             1,739,416

 Property and equipment, net                                          46,767                43,912
 Deferred income taxes                                                56,227                45,185
 Goodwill and other intangibles, net                                  64,244                68,354
 Restricted investments, at estimated fair value                      10,549                10,139
 Other assets                                                         23,681                21,814
                                                              ---------------      ----------------

              Total assets                                       $ 2,148,135           $ 1,928,820
                                                              ===============      ================

            Liabilities and Shareholders' Equity
 Current liabilities
      Medical and other benefits payable                         $   466,649           $   412,710
      Unearned premiums                                              101,802                93,157
      Accounts payable and accrued expenses                           64,066                53,240
      Deferred income taxes                                           14,947                 4,298
      Other liabilities                                              224,396               184,414
                                                              ---------------      ----------------

         Total current liabilities                                   871,860               747,819

 Obligations for employee benefits, noncurrent                        69,578                59,467
 Medical and other benefits payable, noncurrent                       73,010                66,541
 Long-term debt                                                       89,339                90,147
 Minority interest in subsidiary                                       7,826                 6,109

                                                              ---------------      ----------------
              Total liabilities                                    1,111,613               970,083
                                                              ---------------      ----------------

 Shareholders' equity
      Common stock                                                       423                   423
      Capital in excess of par                                       839,712               842,035
      Retained earnings                                              153,955                78,982
      Accumulated other comprehensive income
         Net unrealized gain on investment securities,
              net of deferred income taxes of $22,848
              and $20,083                                             42,432                37,297
                                                              ---------------      ----------------

               Total shareholders' equity                          1,036,522               958,737

 Commitments and contingencies (note 7)
                                                              ---------------      ----------------

               Total liabilities and shareholders' equity        $ 2,148,135           $ 1,928,820
                                                              ===============      ================


See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     For the three months and nine months ended September 30, 1998 and 1997
                      (in thousands, except per share data)



                                                             Three Months Ended September 30,       Nine Months Ended September 30,
                                                         ---------------------------------------------------------------------------
                                                                 1998                1997              1998             1997
                                                         -----------------      ----------------  -------------    ---------------
Revenues
   Premium and fee revenues
      Commercial                                            $   385,998             $ 360,071     $ 1,137,119        $ 1,064,821
      Federal Employee Program                                  100,673                95,153         303,018            285,638
      Amounts attributable to self-funded arrangements          272,691               270,811         814,922            786,767
      Less:  amounts attributable to claims under
           self-funded arrangements                            (243,276)             (245,774)       (732,960)          (712,223)
                                                         ----------------      ----------------  --------------    ---------------
                                                                516,086               480,261       1,522,099          1,425,003

   Investment income                                             22,182                19,717          64,689             55,302
   Net realized gains                                               541                18,112          34,760             45,929
   Other revenues                                                 6,109                 6,025          17,514             19,686
                                                         ----------------      ----------------  --------------    ---------------
           Total revenues                                       544,918               524,115       1,639,062          1,545,920

Expenses
   Medical and other benefit costs
      Commercial                                                316,641               298,633         942,449            891,215
      Federal Employee Program                                   96,441                91,617         289,315            272,680
                                                         ----------------      ----------------  --------------    ---------------
                                                                413,082               390,250       1,231,764          1,163,895
   Selling, general and administrative expenses                 100,208                89,776         290,540            268,374
   Interest expense                                               1,349                 1,342           4,022              3,251
                                                         ----------------      ----------------  --------------    ---------------
           Total expenses                                       514,639               481,368       1,526,326          1,435,520
                                                         ----------------      ----------------  --------------    ---------------

Income before income taxes                                       30,279                42,747         112,736            110,400

   Income tax expense                                            10,066                14,781          37,763             37,859
                                                         ----------------      ----------------  --------------    ---------------

Net income                                                  $    20,213             $  27,966     $    74,973        $    72,541
                                                         ================      ================  ==============    ===============

Net income after Demutualization and IPO (note 5)                                                                    $    56,470
                                                                                                                   ===============

Earnings per share (note 5)
   Basic net income after Demutualization and IPO           $      0.48             $    0.66     $      1.77        $      1.33
                                                         ================      ================  ==============    ===============
   Diluted net income after Demutualization and IPO         $      0.47             $    0.66     $      1.75        $      1.33
                                                         ================      ================  ==============    ===============

Pro forma earnings per share (note 5)
   Basic and diluted pro forma net income                                                                            $      1.70
                                                                                                                   ===============

Weighted average number of common shares outstanding
   Basic                                                         42,300                42,300          42,300             42,300
                                                         ================      ================  ==============    ===============
   Diluted                                                       42,735                42,402          42,735             42,337
                                                         ================      ================  ==============    ===============



See notes to consolidated financial statements

                     TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
     For the three months and nine months ended September 30, 1998 and 1997
                                 (in thousands)


                                                                                              Three Months Ended September 30,
                                                                                             -----------------------------------
                                                                                                  1998                1997
                                                                                             ---------------      ------------

Net Income                                                                                      $ 20,213           $ 27,966

Other comprehensive income
      Net  unrealized gains on investment securities, net of income taxes
           Net unrealized holding gains arising during the
               period, net of income taxes of $3,310                                               6,147             21,278
               and $11,456
           Less reclassification adjustment for net gains included
               in net income, net of income taxes of $189
               and $6,339                                                                           (352)           (11,773)
                                                                                             ----------------     -------------

      Other comprehensive income                                                                   5,795              9,505
                                                                                             ----------------     -------------

Comprehensive income                                                                            $ 26,008           $ 37,471
                                                                                             ================     =============






                                                                                                Nine Months Ended September 30,
                                                                                             --------------------------------
                                                                                                 1998                 1997
                                                                                             -----------           ----------

Net Income                                                                                      $ 74,973           $ 72,541

Other comprehensive income
      Net  unrealized gains on investment securities, net of income taxes
           Net unrealized holding gains arising during the period,
               net of income taxes of $14,931 and $16,572                                         27,729             30,745
           Less reclassification adjustment for net gains included
               in net income, net of income taxes of $12,166
               and $16,075                                                                       (22,594)           (29,854)
                                                                                             ----------------    ------------

      Other comprehensive income                                                                   5,135                891
                                                                                             ----------------    ------------

Cmprehensive income                                                                             $ 80,108           $ 73,432
                                                                                             ================    ============


See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) For the three months and nine months ended September 30, 1998 and 1997
                                  (in thousands)



                                                                      1998                 1997
                                                           ----------------      ---------------

Balance at July 1                                              $ 1,010,905            $ 899,802

Net income                                                          20,213               27,966
Net unrealized gains on investment
   securities, net of income taxes                                   5,795                9,505
                                                           ----------------      ---------------

      Comprehensive income                                          26,008               37,471
                                                           ----------------      ---------------

Purchase and reissuance of common stock under
   Employee benefit plans                                              (72)                 (70)
   Stock option plans, net of income taxes of $50                      (92)                   -
Common stock held by consolidated grantor trusts                      (227)              (3,614)
                                                           ----------------      ---------------

Balance at September 30                                        $ 1,036,522            $ 933,589
                                                           ================      ===============




Balance at January 1                                             $ 958,737            $ 739,780

Net income before Demutualization                                        -               16,071
Net income after Demutualization                                    74,973               56,470
Net unrealized gains on investment
   securities, net of income taxes                                   5,135                  891
                                                           ----------------      ---------------

      Comprehensive income                                          80,108               73,432
                                                           ----------------      ---------------

Issuance of 24,475 shares to eligible
   policyholders in the Demutualization and
   cash payments to eligible policyholders in
   lieu of shares of common stock                                        -              (91,144)
Adjustment to cash payments to eligible
   policyholders in lieu of shares of common
   stock in the Demutualization                                       (705)                   -
Issuance of 17,825 shares in the Initial
   Public Offering, net of expenses                                      -              215,205
Purchase and reissuance of common stock under
   Employee benefit plans                                             (333)                 (70)
   Stock option plans, net of income taxes of $325                    (604)                   -
Common stock held by consolidated grantor trusts                      (681)              (3,614)
                                                           ----------------      ---------------

Balance at September 30                                        $ 1,036,522            $ 933,589
                                                           ================      ===============



See notes to consolidated financial statements

                     TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the nine months ended September 30, 1998 and 1997
                                  (in thousands)




                                                                                   Nine Months Ended September 30,
                                                                          ------------------------------------------------
                                                                                  1998                        1997
                                                                          --------------------       ---------------------

Net income                                                                           $ 74,973                    $ 72,541
Adjustments to reconcile net income to net cash
  provided (used) by operating activities
    Depreciation and amortization                                                      13,220                      12,524
    Accretion of discounts and amortization of premiums, net                          (17,304)                     (8,279)
    Change in allowance for doubtful accounts receivable                               (1,045)                        614
    (Increase) decrease in premiums and other receivables                             (22,757)                      3,961
    Increase in other assets                                                           (7,966)                     (4,543)
    Increase in medical and other benefits payable                                     60,408                      15,921
    Increase in unearned premiums                                                       8,645                         903
    Increase (decrease) in accounts payable and accrued expenses                       10,826                     (31,543)
    Increase (decrease) in other liabilities                                           21,553                      (5,531)
    Change in deferred income taxes                                                    (3,158)                     14,772
    Decrease in obligation for Commonwealth Payment                                         -                    (175,000)
    Increase in minority interest                                                       1,717                       1,280
    Increase in obligations for employee benefits                                      10,111                       2,346
    (Gain) loss on disposal of property and equipment and other assets                    (26)                        100
    Net realized gains                                                                (34,760)                    (45,929)
                                                                          --------------------       ---------------------

            Net cash provided by (used in) operating activities                       114,437                    (145,863)
                                                                          --------------------       ---------------------

Cash flows from investing activities
  Proceeds from sale of property and equipment and other assets                           101                         575
  Capital expenditures                                                                (12,299)                     (6,303)
  Investment securities purchased                                                  (2,745,408)                 (3,815,252)
  Proceeds from investment securities sold                                          2,021,235                   2,986,885
  Maturities of fixed income securities                                               629,608                     757,047
                                                                          --------------------       ---------------------

            Net cash used in investing activities                                    (106,763)                    (77,048)
                                                                          --------------------       ---------------------

Cash flows from financing activities
  Proceeds from long-term debt                                                              -                      85,439
  Payments on long-term debt                                                             (808)                          -
  Payments to members in lieu of common stock
       pursuant to Plan of Demutualization                                               (705)                    (91,144)
  Net proceeds from issuance of common stock                                                -                     215,205
  Purchase and reissuance of common stock under
       employee benefit and stock option plans                                           (937)                        (70)
  Common stock purchased by consolidated grantor trusts                                  (681)                     (3,614)
  Change in outstanding checks in excess of bank balance                               (5,586)                     (7,535)
                                                                          --------------------       ---------------------

            Net cash provided by (used in) financing activities                        (8,717)                    198,281
                                                                          --------------------       ---------------------

Net decrease in cash                                                                   (1,043)                    (24,629)

Cash - beginning of period                                                              7,010                      31,482
                                                                          --------------------       ---------------------

Cash - end of period                                                                  $ 5,967                     $ 6,853
                                                                          ====================       =====================


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

   In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results for the full year.

   Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    PROPERTY AND EQUIPMENT

   In the first quarter of 1998 the Company adopted AICPA Statement of Position
   (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP may not be applied to the costs associated with the Year 2000 conversion. In accordance with the SOP, no prior year amounts were restated and no costs incurred prior to January 1, 1998, the initial application of the SOP, for ongoing projects were capitalized. Expenses incurred related to internal-use software of $1.4 million and $3.2 million were capitalized for the three months and nine months ended September 30, 1998, respectively.

3. LONG TERM DEBT

   In February 1997, the Company entered into a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. As of September 30, 1998, $85 million had been borrowed and remained outstanding under the credit agreement. The weighted average interest rate for the period the borrowings were outstanding during the three months ended September 30, 1998 and 1997 was 5.88% and 5.84%, respectively, and 5.91% and 5.82% for the nine months ended September 30, 1998 and 1997, respectively.

4. INCOME TAXES

   The effective tax rate for the three months ended September 30, 1998 and 1997 was 33.2% and 34.6%, respectively. The effective tax rate was 33.5% and 34.3% for the nine months ended September 30, 1998 and 1997, respectively. During 1998, the Company increased its investment in tax exempt municipal bonds. Accordingly, the effective tax rate was reduced by the effect of the increased tax exempt investment income earned.

5. PRO FORMA FINANCIAL INFORMATION AND NET INCOME AND PRO FORMA NET INCOME PER SHARE

   Net income and net income per share after Demutualization and IPO reflect net income and net income per share for the period after February 5, 1997, the effective date of the Demutualization and IPO.

   The following pro forma information for the nine months ended September 30, 1997 gives effect to the Demutualization and IPO as if they had occurred on January 1, 1997, consistent with the Company's pro forma presentation in its Form S-1 filed on January 29, 1997 in connection with its IPO (in thousands):

   -------------------------------------------------------
   As reported
        Income before income taxes           $    110,400
        Income tax expense                         37,859
   Pro forma adjustments
        Pro forma interest expense                    634
        Pro forma income tax benefit                 (217)
   -------------------------------------------------------
   Pro forma net income                      $     72,124
   -------------------------------------------------------

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

Net Income and Pro forma Net Income per Share

   The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and the period after the Demutualization and IPO, February 5, 1997 through September 30, 1997 (in thousands, except per share data):



                                                                 Nine Months   Feb. 5, 1997
                                         Three Months Ended            Ended        Through
                                           September 30,        September 30,  September 30,
                                       ----------------------
                                             1998       1997       1998                1997
-----------------------------------------------------------------------------------------

Numerator for basic and diluted
   earnings per
    share - net income             $     20,213        27,966       74,973        56,470
-----------------------------------------------------------------------------------------

Denominator
    Denominator for basic
       earnings per share -
       weighted average shares           42,300        42,300       42,300        42,300
    Effect of dilutive securities
       - employee and director
       stock options                        435           102          435            37
-----------------------------------------------------------------------------------------
    Denominator for diluted
       earnings per share                42,735        42,402       42,735        42,337
-----------------------------------------------------------------------------------------
Basic net income per share         $       0.48          0.66         1.77          1.33
------------------------------------------------------------------------------------------
Diluted net income per share       $       0.47          0.66         1.75          1.33
-----------------------------------------------------------------------------------------


The following table sets forth the computation of basic and diluted pro forma earnings per share for the nine months ended September 30, 1997 (in thousands, except per share data):

---------------------------------------------------------
Numerator for basic and diluted pro
   forma earnings per share - pro
   forma net income                       $       72,124
-------------------------------------------------------

Denominator for basic pro forma
   earnings per share -pro forma
   weighted average shares                        42,300
Effect of dilutive securities -
   employee and director stock options                41
---------------------------------------------------------
    Denominator for diluted pro forma
       earnings per share                         42,341
---------------------------------------------------------
Basic and diluted pro forma net income
   per share                              $         1.70
---------------------------------------------------------

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

8.  SUBSEQUENT EVENTS

   Effective October 1, 1998, the Company amended its defined benefit pension plan. The amendment reduced the Company's projected benefit obligation by $10.2 million which will be amortized as a reduction to net periodic pension expense over the average remaining years of service to full eligibility for benefits of the active plan participants of approximately 14.5 years.

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

The Company participates in the Federal Employee Program (FEP), a national contract with the U.S. Office of Personnel Management (OPM), to provide benefits through its PPO network for approximately 213,000 federal employees and their dependents living in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit.

Within the Company's network product offerings, employer groups may choose various funding options ranging from fully-insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the customers bear all or a portion of the underwriting risk.

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                     As of September 30,
                                      1998        1997
----------------------------------------------------------
Commercial:
HMO                                    257,161    251,066
PPO                                    281,458    255,131
PAR                                    171,348    201,161
Medicaid HMO                            31,651     32,956
Medicare Supplement                    122,371    126,300
Non-Virginia                           105,403     58,894
----------------------------------------------------------
   Subtotal                            969,392    925,508
Self-funded/ASO                        664,837    677,643
Federal Employee Program               213,027    207,709
----------------------------------------------------------
Fully-Insured and Self-Funded
   Enrollment                        1,847,256  1,810,860
Processed for other Blue Cross
   and Blue Shield Plans (ASO)           9,636     25,911
----------------------------------------------------------
Total                                1,856,892  1,836,771
----------------------------------------------------------

 PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                 For the Three Months     For the Nine Months
                                  Ended September 30,     Ended September 30,
-------------------------------------------------------------------------------
                                    1998       1997         1998       1997
-------------------------------------------------------------------------------
Commercial:
HMO                            $     93,609     88,158      279,529    261,247
PPO                                 108,994     96,401      319,581    274,719
PAR                                  76,359     85,654      236,779    269,507
Medicaid HMO                         16,177     15,217       44,500     42,170
Medicare Supplement                  56,061     53,910      167,229    159,083
Non-Virginia                         34,798     20,731       89,501     58,095
-------------------------------------------------------------------------------
   Subtotal                         385,998    360,071    1,137,119  1,064,821
Self-funded/ASO                     272,691    270,811      814,922    786,767
Federal Employee Program            100,673     95,153      303,018    285,638
-------------------------------------------------------------------------------
Total                          $    759,362    726,035    2,255,059  2,137,226
-------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Premium and fee revenues increased 7.5% to $516.1 million in the third quarter of 1998 from $480.3 million in the third quarter of 1997. The $35.8 million increase is due to a combination of commercial rate increases and enrollment growth in the Company's HMO, PPO and Non-Virginia networks, offset by expected declines in PAR network enrollment. Total commercial HMO revenues grew to $109.8 million in the third quarter from $103.4 million last year, a 6.2% increase, driven by average revenue per member increases of 4.8% and a 1.4% increase in member months. Commercial PPO revenues increased 13.1% to $109.0 million in the third quarter of 1998 from $96.4 million for the same period last year. The $12.6 million increase in commercial PPO revenues is a result of increased enrollment attributable to a shift in members from the PAR network and from enrollment of new PPO members, as well as an increase of 2.7% in the average revenue per member. Commercial PAR revenues declined to $76.4 million from $85.7 million in the third quarter of 1997 primarily as a result of the continued transition of members to the more tightly managed HMO and PPO networks. Non-Virginia revenues increased 67.9% to $34.8 million up from $20.7 million last year. The $14.1 million increase is a result of growth in enrollment which can be attributed to the positive acceptance of the Company's product designs by both small group and individual market segments. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 3.5% to $134.30 for the third quarter of 1998 from $129.76 for the third quarter of 1997. FEP revenues increased 5.8% to $100.7 million in the third quarter from $95.2 million last year. The increase is due to increased medical costs to be reimbursed by OPM and a 2.6% increase in enrollment.

Total enrollment increased to 1,856,892 as of September 30, 1998 from 1,836,771 as of September 30, 1997. The increase was primarily the result of a 43,884 increase in commercial enrollment offset by a decline in self-funded/ASO members of 29,081. Total commercial enrollment increased 4.7% to 969,392 members as of September 30, 1998 from 925,508 members as of September 30, 1997. Excluding the impact of exiting the Richmond Medicaid market, explained further below, adjusted enrollment growth would have been 5.3% on commercial business. Enrollment in the HMO network increased by 1.7% over the prior year and accounts for 29.8% of total commercial enrollment. HMO enrollment growth was partially impacted by the decision to withdraw from the Medicaid HMO program in the Richmond, Virginia area effective December 31, 1997. The Company took action because enrollment in an HMO was not mandatory for Medicaid recipients in the Richmond area and business volumes were considered insufficient to sustain the HMO as a viable, competitive program. As of September 30, 1997, the Company had approximately 4,600 Medicaid members in the Richmond area. Enrollment in the PPO network as of September 30, 1998 increased 10.3% over September 30, 1997 and accounts for 29.0% of the Company's commercial enrollment. Non-Virginia enrollment increased 79.0% over the prior year and now accounts for 10.9% of total commercial enrollment. Growth in PPO and Non-Virginia enrollment was offset by an expected decline of 14.8% in the Company's PAR network as members migrate into more tightly managed networks. The PAR network enrollment represents 17.7% of the Company's total commercial enrollment. The decline in self-funded/ASO enrollment of 29,081 members partially reflects the Company's efforts to increase fees to levels that appropriately reflect the value delivered through the Company's network design and medical management techniques. The decline also reflects the migration of approximately 16,000 national account members (ASO only) from the Company's systems to an interplan system where the Company continues to process claims for other Blue Cross and Blue Shield Plans.

Investment income increased 12.5% to $22.2 million for the third quarter of 1998 from $19.7 million for the third quarter of 1997. Net realized gains decreased to $0.5 million for the third quarter of 1998 from $18.1 million for the third quarter of 1997. The increase in investment income is due to increased cash flow from realized gains primarily during the first half of 1998, as well as positive cash flow from operations. During 1998, the Company has increased its percentage of tax-exempt municipal bonds, lengthened the duration for portions of the bond portfolio and reduced investment expenses. The decrease in net realized gains was primarily a result of an unfavorable equity market, offset by a favorable government treasury market.

Medical costs increased 5.9% to $413.1 million in the third quarter of 1998 from $390.3 million in the third quarter of 1997. The $22.8 million increase is primarily the result of expected levels of medical cost inflation, growth in commercial enrollment and an increase in FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 2.4% to $110.17 for the third quarter of 1998 from $107.62 for the same period last year. Combined with a 3.5% increase in commercial premium revenues per member per month, the loss ratio on commercial business improved to 82.0% for the third quarter of 1998 from 82.9% for the same period last year. The loss ratio improvement can be attributed to a combination of factors including, the favorable impact on 1998 of a number of medical cost management initiatives, pricing discipline, improved processing controls at one of the Company's HMO subsidiaries partially offset by the negative impact of certain products performing substantially behind plan at the Mid-South Insurance Company subsidiary. Regarding medical cost management initiatives, the Company continues to diligently work at negotiating lower reimbursement rates with facilities and to better manage utilization. During the third quarter of 1998, inpatient days per thousand were down 3.1% and the average length of stay was down 2.1% as compared to last year. By the end of the third quarter, 85% of acute care facilities in the Company's service area have been converted to a fixed fee schedule for outpatient services. In addition, the Company is taking a more active role in working with physicians, primarily specialists, to manage medical costs, continuing to implement national medical management guidelines and further refine a recently piloted program to improve both quality and costs by strengthening the Company's pre-certification requirements for hospital admissions.

Selling, general and administrative expenses (SG&A) increased by 11.6% to $100.2 million in the third quarter of 1998 from $89.8 million in the third quarter of 1997. The increase is a result of higher volumes and the incremental cost of certain initiatives. SG&A expenses increased by $6.1 million as a result of increased Non-Virginia volume and as a result of a higher broker commission scale for business sold in Virginia. Medicare HMO start-up costs, development of customer service "call center" technology and incremental costs associated with preparing systems for the Year 2000 have increased expenses by $1.9 million in the third quarter of 1998 compared to the same period in 1997. In the first quarter of 1998 the Company adopted AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires the capitalization and amortization of certain costs related to internal-use software but may not be applied to the costs associated with the Year 2000 conversion. The adoption of the SOP resulted in a $1.4 million reduction in expenses in the third quarter of 1998 and, including the first nine months of 1998, is expected to reduce SG&A expenses between $4 and $5 million during 1998. Overall, the SG&A ratio was 13.1% for the current quarter as compared to 12.3% for the same quarter last year.

Interest expense remained constant at $1.3 million in the third quarter of 1998 and 1997 as a result of negligible changes in the weighted average interest rate for the periods on the $85 million debt outstanding.

Income before income taxes decreased $12.5 million to $30.3 million in the third quarter of 1998 from $42.7 million in the third quarter of 1997. The decrease is a result of lower net realized gains of $17.6 million offset by a $2.6 million increase in operating income and a $2.5 million increase in investment income. Operating income increased primarily due to improving commercial margins resulting from pricing and medical cost management efforts.

The effective tax rate for the three months ended September 30, 1998 decreased to 33.2% from 34.6% for the same period in the prior year. During 1998, the Company increased its investment in tax exempt municipal bonds thereby increasing the amount of tax exempt investment income earned.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Premium and fee revenues increased 6.8% to $1.52 billion in the first nine months of 1998 from $1.43 billion in the first nine months of 1997. The $97.1 million increase is due to a combination of commercial rate increases and enrollment growth in the Company's HMO, PPO and Non-Virginia networks, offset by expected declines in PAR network enrollment. Total commercial HMO revenues grew to $324.0 million in the first nine months of 1998 from $303.4 million last year, a 6.8% increase, driven by average revenue per member increases of 4.5% and a 2.2% increase in member months. Commercial PPO revenues increased 16.3% to $319.6 million in the first nine months of 1998 from $274.7 million for the same period last year. The $44.8 million increase in commercial PPO revenues is a result of increased enrollment attributable to a shift in members from the PAR network and from enrollment of new PPO members, as well as an increase of 3.8% in the average revenue per member. Commercial PAR revenues declined to $236.8 million from $269.5 million in the first nine months of 1997 primarily as a result of the continued transition of members to the more tightly managed HMO and PPO networks. Non-Virginia revenues increased 54.1% to $89.5 million from $58.1 million last year. The $31.4 million increase is a result of growth in enrollment which can be attributed to the positive acceptance of the Company's product designs by both small group and individual market segments. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 3.9% to $133.07 for the first nine months of 1998 from $128.03 for the first nine months of 1997. FEP revenues increased 6.1% to $303.0 million in the first nine months of 1998 from $285.6 million last year. The increase is due to increased medical costs to be reimbursed by OPM and 2.6% increase in enrollment.

Other revenue decreased by 11.0% to $17.5 million in the first nine months of 1998 from $19.7 million in the first nine months of 1997. The $2.2 million decrease reflects the Company's strategy of redirecting the health and wellness subsidiary's efforts toward providing its product offerings and services to the Company instead of selling these services to third parties. In addition, 1998 revenues are reduced for revenues associated with the Company's network development subsidiary which ceased operations as of the end of 1997.

Investment income increased 17.0% to $64.7 million for the first nine months of 1998 from $55.3 million for the same period of 1997. Net realized gains decreased to $34.8 million from $45.9 million over the same period. The increase in investment income reflects a shift in the portfolio mix from direct equity securities to fixed income securities, an increase in the percentage of tax-exempt municipal bonds and duration lengthening for portions of the bond portfolio during 1998. The equity portfolio was reduced to 5.6% of the total portfolio as of September 30, 1998 as compared to 11.1% of the total portfolio as of September 30, 1997. In addition, the Company reduced its investment management expenses beginning in the first quarter of 1998 by managing a larger portion of the investment portfolio in-house. Equity-indexing in conjunction with active portfolio management was the primary component of the net realized gains for the first nine months of 1998.

Medical costs increased 5.8% to $1.23 billion in the first nine months of 1998 from $1.16 billion in the first nine months of 1997. The $67.9 million increase is primarily the result of expected levels of medical cost inflation, growth in commercial enrollment and an increase in FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 2.9% to $110.29 for the first nine months of 1998 from $107.15 for the same period last year. Combined with a 3.9% increase in commercial premium revenues per member per month, the loss ratio on commercial business improved to 82.9% for the first nine months of 1998 from 83.7% for the same period last year. The loss ratio improvement can be attributed to a combination of factors including, higher than expected 1997 utilization in Medicare Supplement products caused by flu-related illnesses; favorable impact on 1998 of a number of medical cost management initiatives, pricing discipline, improved processing controls and a change in management during 1997 at one of the Company's HMO subsidiaries offset by the negative impact on 1998 of certain Mid-South products performing substantially behind plan. Regarding medical cost management initiatives, the Company continues to diligently work at negotiating lower reimbursement rates with facilities and to better manage utilization. By the end of the third quarter, 85% of acute care facilities in the Company's service area have been converted to a fixed-fee schedule for outpatient services. Other management initiative efforts include the January 1998 implementation of national medical management guidelines, recent pilot programs to improve both quality and costs by strengthening the Company's pre-certification requirements for hospital admissions and finalizing contracting efforts in the Eastern portion of Virginia to improve product marketability and help reduce health care costs.

SG&A increased by 8.3% to $290.5 million in the first nine months of 1998 from $268.4 million in the first nine months of 1997. The increase is a result of higher volumes, the incremental cost of certain initiatives and the impact of general inflationary pressure. SG&A expenses increased by $11.9 million as a result of increased Non-Virginia volume and as a result of a higher broker commission scale for business sold in Virginia. Medicare HMO start-up costs, development of customer service "call center" technology and incremental costs associated with preparing systems for the Year 2000 have increased expenses by $4.9 million in the first nine months of 1998 compared to the same period last year. The first quarter of 1998 adoption of AICPA SOP 98-1, which requires the capitalization and amortization of certain costs related to internal-use software, resulted in a $3.2 million reduction in expenses through the first nine months of 1998. Including the first nine months of 1998, capitalization of internal-use software is expected to reduce SG&A expenses between $4 and $5 million during 1998. Overall, the SG&A ratio was 12.8% for the first nine months of 1998 as compared to 12.4% for the same period last year.

Interest expense increased 23.7% to $4.0 million in the first nine months of 1998 from $3.3 million in the first nine months of 1997. The increase is primarily due to the full nine month impact in 1998 of the outstanding $85 million revolving credit agreement which was initiated in late February 1997.

Income before income taxes increased 2.1% to $112.7 million in the first nine months of 1998 from $110.4 million in the first nine months of 1997. The improvement is primarily a result of an increase in investment income of $9.4 million and an increase in operating income of $4.9 million offset by a decrease in net realized gains of $11.2 million. Operating income increased primarily due to improving commercial margins resulting from pricing and medical cost management efforts.

The effective income tax rate decreased to 33.5% in the first nine months of 1997 from 34.3% in the first nine months of 1997. During 1998, the Company increased its investment in tax exempt municipal bonds thereby increasing the amount of tax exempt investment income earned.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of reducing risk and maximizing overall return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of A as of September 30, 1998. The portfolio had an average contractual maturity of 8.6 years as of September 30, 1998. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of September 30, 1998, the equity portfolio was 5.6% of the total portfolio, down from 27.8% as of December 31, 1996 and 10.5% as of December 31, 1997, with the majority of the shift occurring prior to March 31, 1997. The company has been continuing to reallocate the portfolio during 1998 with a greater emphasis on domestic, tax-exempt municipal bonds and a longer duration for certain portions of the bond portfolio.

Cash provided by (used in) operating activities for the nine months ended September 30, 1998 and 1997 was $114.4 million and $(145.9) million, respectively. The significant increase in cash provided by operations in 1998 is primarily due to the $175 million Commonwealth Payment made in the first quarter of 1997 to the Commonwealth of Virginia in connection with the Demutualization in February 1997 and the timing of premium receipts and claims and other operating liability payments between years.

Net cash used in investing activities increased to $106.8 million for the nine months ended September 30, 1998 from $77.0 million for the same period of 1997. This increase is primarily due to investment purchases made with cash flows from operations and reinvestment of investment income.

Cash provided by (used in) financing activities decreased to $(8.7) million for the first nine months of 1998 from $198.3 million for the same period of 1997 primarily due to the IPO and borrowing under a credit agreement which occurred in early 1997. The IPO and borrowings under the credit agreement generated $208.8 million in net cash flows for the Company in 1997.

In connection with the Demutualization and IPO, the Company entered into a $300 million revolving credit agreement which expires in February 2002. The credit agreement calls for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. As of September 30, 1998, $85 million had been borrowed and remained outstanding under this credit agreement, the proceeds of which were used to pay a portion of the Commonwealth Payment at the time of the Demutualization and IPO.

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

On September 25, 1998, the Company announced it had suspended its previously announced stock repurchase program. In June 1998, the Company's Board of Directors authorized a Stock Repurchase Program under which up to 10 percent of the Company's outstanding Class A common stock may be repurchased. No shares were repurchased under the program. The Company suspended the stock repurchase program because it is working with the Internal Revenue Service (IRS) to resolve certain tax issues that could result in a substantial favorable settlement to the Company. The Company hopes to conclude a settlement with the IRS by December 31, 1998, but there can be no assurance that this will occur.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs and infrastructure systems that have date-sensitive software may recognize a date using "00", for example, as the Year 1900 rather than the Year 2000. Failure to adequately address this issue could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process claims, prepare invoices, retain membership data, maintain accounting records, safeguard and manage its invested assets and operating cash accounts, perform utilization management, provide adequate customer service and other similar processes. The Company is approaching the Year 2000 readiness issue from both a technical and business perspective.

The Company began its Year 2000 initiative in late 1994. The Company has developed and continues to refine comprehensive plans to prepare the computer systems and application software for the Year 2000. Those plans address hardware and software maintained by the Company, software products licensed from external vendors and functions outsourced to external vendors. The plan also includes "infrastructure systems", non-IT systems and equipment, that contain date-sensitive imbedded hardware or software. Due to the Company's reliance on computer systems, senior management has supported the Year 2000 plan and has committed significant financial and human resources to the goal of making the hardware and software Year 2000 ready. The Company anticipates compliant versions for the majority of its core systems and software will be in production by the end of 1998, allowing adequate time to complete the Year 2000 testing effort. The Company is using both external and internal resources for the project.

The Company's plan to resolve the Year 2000 issue involves four phases: inventory/assessment, remediation, testing and implementation. Uniform project management techniques are in place with overall oversight responsibility residing with the Company's Senior Vice President and Chief Information Officer. To date, the Company has fully completed the assessment phase, identifying significant areas that could be affected by the Year 2000. The Company has made substantial progress on the final three phases as discussed below.

INTERNALLY DEVELOPED APPLICATION SYSTEMS. Changes required to the mainframe computer for the membership records systems and non-HMO claims processing are being handled by internal and contract programming resources. This is the largest and most complex part of the Company's Year 2000 readiness plan. Trigon has completed approximately 90% of the Year 2000 application remediation and Year 2000 testing of these applications. The majority of the remaining remediation and testing efforts for these systems are scheduled to be completed by December 1998.

EXTERNALLY LICENSED APPLICATION SYSTEMS. Trigon has received many of the Year 2000 compliant releases of these application systems. The Company is tracking each product and is actively communicating with software vendors to obtain the compliant versions of their products. Compliant releases received by August 1998 are scheduled to be installed into production by December 1998. The remaining installations are scheduled based on the vendors' shipments of the compliant versions of the products, including the processing systems for HMO products. The Company received the Year 2000 compliant versions of the HMO processing systems when they were released in August and October 1998. A subsequent release of one of the systems was received in November 1998 to correct problems found during the functional testing of the product. Comprehensive functional testing is currently underway for this latest release. The Company expects to have both of these systems functionally tested and installed by the end of 1998. Year 2000 testing of the HMO systems will be conducted in 1999.

EXTERNALLY LICENSED OPERATING SYSTEM/UTILITY PRODUCTS. These products support the Company's mainframe, midrange, file server and desktop environments. Trigon has received most of the Year 2000 compliant releases of these vendor software products. The Company is tracking each product and is actively communicating with software vendors to obtain the compliant versions of their products. Compliant releases received by August 1998 are scheduled to be installed into production by December 1998. The remaining installations are scheduled based on the vendors' shipments of the compliant versions of the products.

Trigon is conducting independent Year 2000 testing of vendor software, wherever possible, to confirm compliance and, if necessary, to assess and address the Company's potential business exposure if any of the software is non-compliant. Testing of these products began in early 1998 and will continue throughout 1999.

OUTSOURCED FUNCTIONS. Trigon has outsourced support for some segments of its business. These include administering certain specialty services such as pharmacy, dental and vision processing services. The Company is contacting its outsourcing vendors to determine their state of readiness with regard to the Year 2000 issue. For certain outsourcing arrangements, the Company has met with the vendors and conducted several reviews of their plans. The Company will continue to monitor all critical vendors' progress and review their plans, as appropriate, in order to assess and address the potential business exposure for the Company if these parties fail to achieve compliance.

INFRASTRUCTURE SYSTEMS. Telephone, security, HVAC and all other infrastructure systems are in the process of being upgraded, and tested, wherever possible, to assure their Year 2000 compliance. Plans are in place to complete much of that work by December 1998, but as in other efforts where the Company is reliant upon vendors, the work will be scheduled based on the shipment of the compliant versions of equipment and software.

CRITICAL BUSINESS PARTNERS. The Company also depends upon other individuals and entities who must each address their own Year 2000 readiness issues. This includes, among others, hospitals, other health care providers, third party benefit administrators, public utilities, communications service providers, funds transfer networks and customers. The Company is periodically surveying its critical business partners in an effort to determine whether such third parties are assessing and correcting any issues relating to the Year 2000 which could impact their ability to conduct business with the Company. This information will also assist the Company in developing necessary contingency plans. In addition, to help health care providers better understand the significance of Year 2000 preparedness, the Company is using a number of communications vehicles to draw their attention to the issue. Trigon is also conducting face-to-face meetings and gathering pertinent documentation to evaluate the Year 2000 readiness of other critical business partners. Lack of appropriate action on the part of third parties could impact the Company's ability to serve its customers.

The Company has investments in publicly and privately placed securities. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the Year 2000 issue.

The incremental costs for the Year 2000 project were $13.2 million through September 30, 1998, including $2.5 million incurred during the third quarter of 1998. Total incremental costs are expected to approximate $16.5 million through 1998, increasing to $22.0 million through 1999. The costs will be expensed as incurred and will be funded through operating cash flows.

The Company expects to identify and resolve all Year 2000 issues that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company will be identified or corrected. Depending on the volume and duration, the Company's operations could experience intermittent disruptions or be significantly impacted by incomplete or untimely resolution of the problem by internal or external parties. Specifically, the Company's ability to process claims, prepare invoices, retain membership data, maintain accounting records, safeguard and manage its invested assets and operating cash accounts, perform utilization management, provide adequate customer service and other similar processes could be affected. The Company's plan for completion of this project is partially dependent upon the work of third parties. In addition, some of the Company's business operations are provided and maintained by outside vendors. The Company depends upon many other individuals and entities, for example hospitals, other health care providers, third party benefit administrators, pharmacies, public utilities, communications service providers, funds transfer networks, software and hardware vendors and its customers, who must address their own Year 2000 readiness issues. Lack of appropriate action on the part of others could affect the Company's ability to serve its customers. Although the Company is developing plans designed to mitigate the aforementioned risks, there can be no assurances that all potential problems will be mitigated by these procedures. The Company cannot determine the level of financial exposure relating to the possibility that vendors with whom the Company contracts may be unable to address all pertinent Year 2000 issues.

The Company is scheduled to begin a comprehensive contingency planning effort in January 1999 to address situations that may result if the Company or its critical business partners are unable to achieve Year 2000 readiness of specific products or systems. The plan will outline the procedures to follow for the most likely areas of risk. The Company expects its contingency plans to include, among other things, on call staff dedicated to problem response, manual work-arounds for information systems as well as substitution of systems or vendors, if necessary and commercially reasonable.

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

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The costs of the project and the date on which the Company believes it will complete necessary Year 2000 preparations are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of programming and testing resources, the ability to locate and correct all relevant computer codes, the ability of third parties whose products and services impact the Company to convert their systems and software and other similar uncertainties.

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings

(a)The Company is the defendant in one lawsuit that has been filed by a self-funded employer group in connection with the Company's past practices regarding provider discounts. The suit claims that the Company was obligated to credit the self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plan. The suit seeks an audit and unspecified compensatory, punitive and other damages. The Company is also presently the subject of three other claims by self-funded employer groups related to the Company's past practices regarding provider discounts. The Company is communicating with these groups, and lawsuits have not been filed in connection with these claims. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the financial condition of the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number            Description
------            -----------

 10.1    -- Form of Executive Continuity Agreement dated as of September 16,
            1998 between Trigon Insurance Company and Thomas G. Snead, Jr. and certain other executive officers.

 10.2    -- Form of Executive Continuity Agreement dated as of September 16,
            1998 between Trigon Insurance Company and John C. Berry and certain other executive officers.

 10.3    -- Amended and Restated Employment Agreement dated as of September
            16, 1998 between Trigon Insurance Company and Norwood H. Davis, Jr.

  11     -- Computation of per share earnings for the three months and nine months ended September 30, 1998. Exhibit omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.
                                       21

   27    -  Financial Data Schedule.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K:
   None filed during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRIGON HEALTHCARE, INC.
                                          Registrant




Dated: November 13, 1998             By: /s/ Thomas R. Byrd
                                         -------------------------------------
                                       THOMAS R. BYRD
                                          SENIOR VICE PRESIDENT & CHIEF
                                             FINANCIAL OFFICER
                                             (PRINCIPAL ACCOUNTING AND
                                             FINANCIAL OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number


 10.1    -- Form of Executive Continuity Agreement dated as of September 16,
            1998 between Trigon Insurance Company and Thomas G. Snead, Jr. and certain other executive officers.

 10.2    -- Form of Executive Continuity Agreement dated as of September 16,
            1998 between Trigon Insurance Company and John C. Berry and certain other executive officers.

 10.3    -- Amended and Restated Employment Agreement dated as of September
            16, 1998 between Trigon Insurance Company and Norwood H. Davis, Jr.

   27    -- Financial Data Schedule.