Form 10-K405
period 1998-12-31
TRIGON HEALTHCARE INC
filed 1999-03-30
CIK 1017747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 was approximately $1,448,776,000 (based on the last reported sales price of $34 1/4 per share on March 25, 1999, on the New York Stock Exchange).

As of March 25, 1999, 42,300,022 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of Trigon Healthcare Inc.'s Annual Report to Shareholders for the year ended December 31, 1998 into Parts II and IV of this Form 10-K.
Certain portions of Trigon Healthcare Inc.'s definitive Proxy Statement dated March 29, 1999 for the Annual Meeting of Shareholders into Part III of this Form 10-K.

                             TRIGON HEALTHCARE, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                            Page
                                     PART I
Item 1.  Business......................................................    1
Item 2.  Properties....................................................   14
Item 3.  Legal Proceedings.............................................   15
Item 4.  Submission of Matters to a Vote of Security Holders...........   15

                                     PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.......................................................   15
Item 6.  Selected Financial Data.......................................   15
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   16
Item 8.  Financial Statements and Supplementary Data...................   16
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure......................................   16

                                    PART III
Item 10. Directors and Executive Officers of the Registrant............   16
Item 11. Executive Compensation........................................   16
Item 12. Security Ownership of Certain Beneficial Owners and Management   16
Item 13. Certain Relationships and Related Transactions................   16

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K...........................................................   16

PART I

Item 1.  Business

DEMUTUALIZATION AND INITIAL PUBLIC OFFERING

Effective February 5, 1997, Blue Cross and Blue Shield of Virginia (dba Trigon Blue Cross Blue Shield) completed its conversion from a mutual insurance company to a stock insurance company in accordance with a Plan of Demutualization ("Demutualization"). In accordance with the Demutualization, Blue Cross and Blue Shield of Virginia changed its name to Trigon Insurance Company (dba Trigon Blue Cross Blue Shield) ("Trigon Insurance") and became a wholly owned subsidiary of Trigon Healthcare, Inc. (Trigon Healthcare, Inc. and subsidiaries herein collectively referred to as "Trigon" or the "Company"). The membership interests of Blue Cross and Blue Shield of Virginia's eligible members were converted into Class A common stock of Trigon Healthcare, Inc., or, in certain circumstances, cash. The Demutualization also required the Company to complete an Initial Public Offering ("IPO") of stock simultaneously with the conversion. Accordingly, Trigon Healthcare, Inc. issued 17.8 million shares of Class A common stock at $13 per share in the IPO, generating net proceeds of $215.2 million. In connection with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia ("Commonwealth Payment") in February 1997. The Commonwealth Payment was accrued and reflected as an extraordinary charge in the consolidated financial statements for 1996. The Company used approximately $90 million of the net proceeds and $85 million in borrowings under a revolving credit agreement to fund this payment. The Company also used approximately $91.1 million of the offering proceeds to pay certain eligible members cash in lieu of shares of common stock that would otherwise have been issued to such eligible members pursuant to the Demutualization.

GENERAL

The Company is the largest managed health care company in Virginia, serving nearly 1.9 million members primarily through statewide and regional provider networks. The Company's membership represents approximately 26% of the Virginia population and 30% of the Virginia population in those areas where Trigon has the exclusive right to use the Blue Cross and Blue Shield service marks and tradenames.

The Company divides its business into four segments: health insurance, government programs, investments and all other. The Company's health insurance segment provides a comprehensive spectrum of managed care products primarily through three network systems with a range of utilization and cost containment controls. Within the Company's network product offerings, employer groups may choose various funding options ranging from fully insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the claims are not underwritten by Trigon but are funded by the groups. As of December 31, 1998, fully insured, also referred to as commercial, products made up 52.5% of total enrollment. Its components include: three HMO networks which, with 255,879 members, are the Company's most tightly managed and cost efficient networks; the preferred provider organization ("PPO") networks which, with 297,939 members, offer greater choice of providers than Trigon's HMO networks; and the participating provider ("PAR") network which, with 165,239 members, is the Company's broadest and most flexible network. Commercial products also include Medicare supplement plans with 121,322 members, the Medicaid/Medicare HMO plans with 31,338 members and the Southeast network through Mid-South Insurance Company ("Mid-South"), a Fayetteville, North Carolina-based health and life insurance company which was acquired by the Company in 1996, with 105,056 members. Self-funded enrollment as of December 31, 1998 was 666,036 members and represents 35.8% of total enrollment. Self-funded arrangements are available to groups with more than 100 employees and are typically utilized by groups with more than 1,000 employees. Trigon charges self-funded groups an administrative fee based on the number of members in a group or the group's claims experience. In addition, most self-funded groups purchase aggregate and/or claim specific stop loss coverage. In exchange for a premium, the group's aggregate liability is capped for the year or the group's liability on any one episode of care is capped.

The government programs segment includes the Federal Employee Program ("FEP") and claims processing for Medicare. Through its participation in the national contract between the Blue Cross Blue Shield Association ("BCBSA") and the U.S. Office of Personnel Management ("OPM"), the Company provides health benefits to federal employees in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance based share of the national program's overall profit. As of December 31, 1998 FEP enrollment stood at 213,017 members and represents 11.4% of total enrollment. The FEP is the Company's largest customer, representing 18.2% of total consolidated revenues during 1998. The Company processes Medicare Part A claims for beneficiaries in Virginia and West Virginia. Additionally, the Company provides computer processing capabilities for Medicare Part A claims processing for certain other Blue Cross Blue Shield plans. As an administrative agent for Medicare, the Company allocates operating expenses to determine reimbursement due for services rendered in accordance with the contract. Medicare claims processed are not included in the consolidated statements of operations and the reimbursement of allocated operating expenses is recorded as a reduction of the Company's selling, general and administrative expenses.

All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other health related business, third party administration for medical and workers compensation, life and disability insurance, health promotions and similar products are reflected in an "all other" category.

Refer to "Note 23. Segment Information" on pages 55 and 56 of the Company's Annual Report to Shareholders, which are incorporated by reference, for financial information relating to reportable segments.

The following table sets forth the data by network for the last five years:

                          ENROLLMENT BY NETWORK SYSTEM

                                                 As of December 31,
                                    1998      1997      1996      1995      1994
                                ------------------------------------------------
Health Insurance
Commercial
   HMO.........................  255,879   255,548   219,866   166,536    85,739
   PPO.........................  297,939   263,828   230,675   212,322   155,433
   PAR.........................  165,239   192,825   236,383   296,716   334,800
   Medicaid/Medicare HMO.......   31,338    35,488    28,306     6,357         -
   Medicare supplement.........  121,322   125,686   128,015   129,252   131,864
   Non-Virginia (1)............  105,056    64,143    49,251    19,857    26,639
                                ------------------------------------------------
Total commercial...............  976,773   937,518   892,496   831,040   734,475
Self-funded....................  666,036   679,667   700,482   705,459   686,697
Processed for other Blue Cross
and Blue Shield Plans (ASO)....    5,545    15,728    70,330    64,558    65,187
                                ------------------------------------------------
Total health insurance.........1,648,354 1,632,913 1,663,308 1,601,057 1,486,359
Government
Federal Employee Program (PPO).  213,017   207,457   197,241   198,561   195,314
                                ------------------------------------------------
Total .........................1,861,371 1,840,370 1,860,549 1,799,618 1,681,673
                                ================================================

(1) "Non-Virginia" enrollment includes Mid-South members beginning in 1996 and out-of-state student health care coverage (which was discontinued as of December 31, 1995).

SIGNIFICANT CUSTOMERS

Trigon's two largest customers are the FEP and the Commonwealth of Virginia ("COV"). FEP represents 18.2% of total consolidated revenues. The contract renews automatically for a term of one year each January 1, unless either party gives written notice at least 60 days prior to the date of renewal. Under the program, a special FEP reserve is maintained at the national level as a protection against adverse claims trends. However, if the contract should terminate with a negative balance in the FEP special reserve, the losses would be allocated to participating plans as subcontractors based on a ratio of the Company's past five year claims experience as a percent of the total program's experience. As of December 31, 1998, the national reserve stood at 4.7 months of claims and administrative payments in reserve, which is above the target of a
3.0 month reserve base. Since 1972, the Company has provided health benefits to employees and retirees of COV. The contract represents 14.0% of premium and premium equivalents. During 1998, the COV exercised its option to extend the current contract to June 30, 2000. The Company expects the COV to issue a "Request For Proposal" to administer health benefits in May 1999. The Company believes it is well qualified to continue to meet the COV's health care requirements because of its proven ability to service the account and its broad offering of PPO and HMO network products.

NETWORKS

Trigon's HMO, PPO and PAR networks provide for the delivery of health care services at reduced costs due to favorable network arrangements with health care providers and by including members in health care decisions. The Company has the largest membership base in Virginia, which generally allows it to negotiate contracts with its Virginia providers that specify favorable rates and incorporate utilization management and other cost controls. Members assume responsibility for a portion of health care costs through copayments, coinsurance and annual deductible contract provisions. Members may choose to receive health care services from providers not part of the network at an additional cost to the member. Trigon believes that the copayment, coinsurance, annual deductible provisions and out of network costs enhance its ability to control costs by encouraging members to take more responsibility for their health care decisions.

Trigon established its first HMO in 1984 and now operates three separate HMOs. HealthKeepers, Inc. ("HealthKeepers") is a state qualified HMO that operates primarily in the central, eastern and southwestern areas of Virginia. Peninsula Health Care, Inc. ("PHC"), a joint venture owned 51% by Trigon, is a state qualified HMO operating primarily on the Peninsula in Eastern Virginia. The Company owns 80% of Priority Inc. (acquired in 1995), which owns a federally qualified HMO, Priority Health Care, Inc. ("Priority"), operating in the Tidewater area in Eastern Virginia. As of December 31, 1998, the HMO networks included approximately 2,200 primary care physicians, 7,200 specialist physicians and 56 acute care hospitals throughout Virginia. Members choose a primary care physician who is responsible for coordinating health care services for the member. The HMO product portfolio is presented to customers as a stand-alone HMO offering, or through "Blue Advantage," a program which includes HMO and PPO options administered and priced as a single program and which can only be utilized by groups that contract with Trigon on an exclusive basis. The Company's PPO network is a statewide PPO network, which as of December 31, 1998 included approximately 16,600 physicians and 88 acute care hospitals within Virginia. Members may seek care from any PPO network physician depending on services required. Trigon's PAR network provides more traditional health coverage and included approximately 17,700 physicians and 91 acute care hospitals. The PAR network offers members more providers to choose from, greater customization of benefit design and fewer restrictions in the use of non-network providers than the PPO network. Trigon expects that its PAR network and products will continue to be an important offering for groups desiring greater flexibility and choice in networks and benefits, as well as a source of new PPO and HMO members. Trigon also offers Medicaid and Medicare HMO products. PHC and Priority market a Medicaid HMO product to participants in the Aid to Families with Dependent Children program and the Aged, Blind and Disabled Individuals programs in the Peninsula and Tidewater regions of Virginia. HealthKeepers received federal and state regulatory approval in the first quarter of 1998 to begin selling a Medicare HMO product within the City of Richmond and five surrounding counties in central Virginia. The product is available to individuals who are eligible for Medicare either through age or disability. Health care services are provided by a special network comprised of a subset of the HealthKeepers provider network. The Company had 1,300 members enrolled in the Medicare HMO as of December 31, 1998. The Company is being disciplined and cautious with its entry into the Medicare HMO market and is closely monitoring the direction of government rules and regulations.

Trigon's networks have contracts with hospitals, physicians and other professionals at reduced rates due to the volume of business it offers to healthcare providers that are a part of the network. Hospital provider contracts, typically three to five years in duration, are generally paid on the basis of per diems (i.e., fixed fee schedules where the daily rate is based on the type of service; primary method of in-patient reimbursement), per case per admission (i.e., fixed fee schedules for all services during a member's hospitalization), or a percentage of covered charges with limits on the subsequent year increases. The average rate negotiated with hospitals under this arrangement is lower than the hospital's average standard retail charges. Services not subject to special per case or per diem payment arrangements are generally paid according to a fee schedule or as a percentage of billed charges. When considering whether to contract with a physician, the Company conducts a credentialing program to evaluate the applicant's professional experience, including licensure. The Company's HMO network provides reimbursement to almost all of the primary care physicians in the HMO network on a capitated basis. Specialists are reimbursed based on a fee schedule or, in some cases, on a capitated basis. Some ancillary services, lab services, behavioral health and vision services are also capitated. Based on these payment arrangements, physicians and hospitals in the HMO networks have financial incentives to control health care costs. PPO and PAR physician provider contracts employ fixed fee schedules, which are below standard billing rates. Physician fee schedule payments are set by the Company using Medicare's Resource Based Relative Value System methodologies and are generally adjusted annually.

UTILIZATION MANAGEMENT

Trigon also manages health care costs in its networks by using utilization management system guidelines for the networks that are intended to address quality of care and help to ensure that only appropriate services are rendered and that such services are provided in the most cost-effective manner. Trigon recognizes that the right care in the right setting for the right price at the right time using the right provider equates to quality medical care. In the HMO network, the primary care physicians are considered to be the overall manager of the individual's health care needs and manage and optimize care through the use of referrals and by approving all specialty care before it is rendered. In addition, the HMO reviews all high cost services needed by individual members that are not provided by the primary care physician. The Company also manages health care costs and quality by reviewing monthly cost and utilization trends within all networks. Utilization rates and cases are reviewed in the aggregate and by service type to identify opportunities for better cost and quality control. In addition, the highest cost services are studied to determine if costs can be reduced by using new, less expensive technologies or by creating additional networks or contracts, such as networks for ambulatory care, to reduce provider costs. Trigon utilizes Milliman & Robertson's healthcare management guidelines and requires pre-admission approvals of all hospital and skilled nursing facility stays and concurrent review of length of stay. Trigon prospectively reviews the medical necessity of home health, private duty nursing and durable medical equipment. Also, the Company retrospectively reviews physician practice patterns. Physicians are required to meet certain profiling criteria that indicate cost effective and quality practice standards. All new medical technologies are reviewed in advance in an attempt to ensure that only safe and effective new medical procedures are covered. Additionally, the Company also employs a comprehensive disease management program. In this program, the Company identifies those members having certain chronic diseases, such as asthma, hypertension and diabetes, and proactively works with the member and the physician to facilitate appropriate treatment, help to ensure compliance with recommended therapies and educate members on lifestyle modifications to manage the disease. The Company believes that the program promotes the delivery of efficient care and helps to improve the quality of health care delivered.

QUALITY

Trigon's HMO quality improvement standards are modeled on those of the National Committee on Quality Assurance ("NCQA"), an independent, nonprofit institution that reviews and accredits health maintenance and managed care organizations. The quality improvement program instituted by the Company's HMOs provides for the review of quality of care service and the initial and ongoing review of the credentials of all network providers. This credentialing process includes a review of whether the provider has the necessary licenses, is qualified in the specialty indicated and meets standards for safety, sanitation and accessibility. The HMO reviews the findings with a quality improvement committee, which includes practicing physicians from the HMO network. In addition, quality of care services are monitored through profiling and data analysis, member satisfaction surveys and problem case review. During 1998, the Company obtained three-year full accreditation from the NCQA for HealthKeepers, its largest HMO. The three-year full accreditation is granted to companies that have excellent programs for continuous quality improvement and meet NCQA's rigorous standards. Also during 1998, PHC received a one-year accreditation. A one-year accreditation is provided to companies that have well established quality improvement programs and meet most NCQA standards. The remaining Trigon HMO plan, Priority, did not seek accreditation in 1998.

The Company has an active program to evaluate the quality and appropriateness of care provided by its PPO and PAR networks. Provider credentialing, profiling and member satisfaction, along with monitoring of outcomes and clinical studies are all performed to monitor and manage quality of care. Network physicians and other providers participate in quality management programs overseen by medical advisory panels. Using the Company's computerized medical information database, these programs involve profiles of the tests, types of treatment and procedures performed for specific diagnoses by these physicians, as well as reviews of aggregate data. The

American Accreditation Health Care Commission/URAC has awarded Trigon Insurance a full, two-year accreditation for health utilization management services. Trigon Insurance has been certified since 1992.

MARKETING

Trigon markets its products and services to both individuals and groups. The individual products are marketed principally through direct marketing initiatives and through brokers. The group market includes small, medium and large group employers. The smaller group employers generally use insurance brokers to assist in the selection of products and analysis of the actual cost of competing plans. As the group size grows, employers may use consultants to assist them in the tailoring of benefits and networks. The larger group employers are generally more sophisticated purchasers, often engaging consultants to work with the Trigon sales staff to tailor benefit and network design to match their specific needs more closely. In addition, Trigon has a direct sales staff that markets the full range of Trigon products and services.

COMPETITION

The health care industry is highly competitive both in Virginia and in other states in the southeastern and mid-Atlantic United States into which the Company principally intends to expand. Managed care companies, including large, well-capitalized companies which market managed care products nationwide, have targeted the southeastern and mid-Atlantic regions of the United States as being favorable for expansion and have begun entering Virginia and markets targeted by Trigon in increasing numbers. In some cases, new market entrants, as well as existing health care companies, have competed with the Company for business by offering very favorable pricing terms to customers. The Company is facing this increased competition in the areas in which it is licensed to use the Blue Cross and Blue Shield service marks and tradenames, as well as the areas in which it operates without these service marks and tradenames. In areas outside of its licensed territory, the Company's ability to successfully compete may be adversely affected by its inability to use the Blue Cross and Blue Shield service marks and tradenames, by the presence of competitors that are able to use such service marks and tradenames in the areas and by the Company's lack of substantial market share or established provider networks in these areas. The Company also faces competition from a trend among health care providers to combine and form their own networks in order to contract directly with employer groups and other prospective customers to provide health care services. It is possible that such overall increased competition will exert strong pressures upon Trigon's profitability, its ability to increase enrollment and its ability to successfully pursue growth in areas both within and outside of Virginia.

INVESTMENTS

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of A as of December 31, 1998. The portfolio had an average contractual maturity of 8.4 years as of December 31, 1998. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of December 31, 1998, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 14.0% of the total portfolio, as compared to 13.9% as of December 31, 1997 and 27.8% as of December 31, 1996. During 1998, emphasis in the fixed income portion of the portfolio was on high quality, long duration securities. Later in the year, corporate and tax-exempt municipal bonds were given greater weight.

The Company utilizes internal and external investment managers. Both the internal and external managers invest within guidelines established by the Company designed to fit into the overall investment strategy. These guidelines establish minimum quality and diversification requirements which, among other things, provide limitations on the allowable investment for a single issuer as well as currency exposure for those managers investing in international securities.

As of December 31, 1998 the investment portfolio was comprised of the following (in thousands):

                                                       ESTIMATED   PERCENT
                                                            FAIR        OF
                                                           VALUE PORTFOLIO
                                                     -----------------------
Fixed income
   Domestic
     U.S. Treasury securities and obligations of
       U.S. government agencies.................   $     514,292    32.3 %
     Mortgage-backed obligations of U.S.                  19,405     1.2
       government agencies......................
     States and political subdivision securities         246,407    15.5
     Other mortgage-backed and asset-backed              122,084     7.7
       securities...............................
     Domestic corporate bonds...................         451,501    28.4
     Short-term debt securities with maturities           83,018     5.2
       of less than one year....................
   Foreign:
     Debt securities issued by foreign
       governments..............................          18,092     1.1
     Foreign corporate bonds....................          25,790     1.6
     Short-term debt securities with maturities
       of less than one year......................            30       -
                                                     -----------------------
Total fixed income.............................        1,480,619    93.0
                                                     -----------------------
Equities
   Domestic.....................................          61,156     3.8
   Foreign......................................          51,106     3.2
                                                     -----------------------
Total equities.................................          112,262     7.0
Derivative instruments.........................              (12)      -
                                                     -----------------------
Total investments..............................    $   1,592,869   100.0 %
                                                     =======================

As of December 31, 1998, the composition of the Company's fixed income investment securities by rating is as follows (in thousands):

                                                       Estimated
                                                            Fair   Percent
                   Rating (1)                              Value  of Total
                                                     -----------------------
AAA............................................    $     890,063    60.1 %
AA.............................................           36,201     2.4
A..............................................           40,722     2.8
BBB............................................          131,425     8.9
BB.............................................          210,538    14.2
B..............................................          169,465    11.4
CCC or lower...................................            2,205     0.2
                                                     -----------------------
Total..........................................    $   1,480,619   100.0 %
                                                    ========================

 (1) Ratings are assigned by Standard & Poor's Corporation, Moody's Investor Service, Inc. or Fitch Investors Service, L.P.

Derivative instruments consist of foreign currency forward contracts and foreign currency options. The Company enters into foreign currency derivative instruments to hedge exposure to fluctuations in foreign currency exchange rates. Company policy only permits utilization of these instruments in its foreign denominated bond and equity portfolios. The counterparties to these transactions are major financial institutions. The Company may incur a loss with respect to these transactions to the extent that a counterparty fails to perform under a contract and exchange rates have changed unfavorably since the inception of the contract. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The forward contracts involve the exchange of one currency for another at a future date and typically have maturities of one year or less. As of December 31, 1998, the Company had forward contracts outstanding to purchase approximately $600,000 in foreign currencies and to sell approximately $3.1 million in foreign currencies (primarily Japanese Yen, British Pound and German Mark (which was redenominated to the Euro on January 1, 1999)). The gross unrealized losses related to these contracts as of December 31, 1998 aggregated $12,000. There were no gross unrealized gains related to these contracts as of December 31, 1998. Foreign currency options are contracts that give the option purchaser the right, but not the obligation, to buy or sell, within a specific period of time, a financial instrument at a specified price. These options generally expire within twelve months. There were no foreign currency options outstanding as of December 31, 1998.

The Company enters into financial futures contracts for portfolio strategies such as minimizing interest rate risk and managing portfolio duration. The notional amount of the futures contracts, $210.9 million as of December 31, 1998, is limited to that of the market value of the underlying portfolios.

Other  than  currently  or  formerly   occupied   Company  property  or  through
mortgage-backed securities, the Company has no investment in real estate or mortgage loans.

INFORMATION SYSTEMS

The Company develops and maintains its own information systems. Information systems have played and will continue to play a key role in ongoing plans to continually improve quality, lower costs and improve service for the Company's customers. Trigon's centralized, common database and analytical technologies allow for increasingly more sophisticated methods of managing costs and quality of care. The database includes comprehensive information on virtually all physicians and hospitals and one third of the population in Virginia, which assists Trigon in analyzing the medical and economic performance of providers and the medical and economic experience of specific customer groups and individuals. The Company believes that its information systems are a competitive advantage and are sufficient to meet its current needs and future expansion plans.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure" included in the Company's Annual Report to Shareholders, which is incorporated herein by reference, for a comprehensive discussion of the Year 2000 issue, the steps being taken by the Company to address it and the potential effects on the Company.

REGULATION

HEALTHCARE REFORM - VIRGINIA. In its 1999 Session, the Virginia General Assembly passed a number of bills affecting health care, most of which will become effective July 1, 1999, if approved by the Governor of Virginia. At this time, the Company does not believe that the legislation described below will have a material effect on the Company's operational results.

o Comprehensive reforms in managed care health insurance plans, including: (i) an independent external review of adverse utilization review decisions; (ii) a managed care ombudsman under the offices of the State Corporation Commission, Bureau of Insurance to assist consumers enrolled in managed care programs and to gather and report certain data to the General Assembly; (iii) a provision requiring insurers and HMOs to allow patients with terminal or disabling conditions to have a "standing referral" to specialists; (iv) new rules for allowing patients to access non-formulary drugs in certain circumstances; and (v) 24-hour availability of personnel to provide pre-authorization for proposed medical treatments.

o Mandates implementing coverage for diabetes management, minimum hospital stays for hysterectomy, coverage for Phase II, Phase III and Phase IV clinical trials for treatment studies on cancer, mental health parity, certain pap smears and hospice care.

o Fair business practices standards applicable to the claims reimbursement practices of health insurers and HMOs that contract with providers in the establishment of networks. In general, the standards require carriers to (i) pay claims within 40 days of claim receipt, unless the claim is not a clean claim, is disputed in good faith, or there is otherwise no obligation to pay,
   (ii) contact health care providers within 30 days of receiving claims if they desire further claim information or documentation, and (iii) establish reasonable policies giving providers notice of and detailed information concerning carriers' required administrative claims processing procedures.

In 1998, the Virginia General Assembly passed legislation that transferred the responsibility for regulation of utilization review activities and quality of care in managed care plans from the State Corporation Commission to the Department of Health. Full implementation of the quality bill does not occur until regulations are promulgated by the Department of Health. Certificates of quality are not required to maintain a carrier's insurance license until July 1, 2000, so long as an application for a certificate is made by December 1, 1999. There is no indication or expectation that the regulatory process will result in requirements that will materially affect the Company's operations or financial condition, however, there can be no assurance of that result at this time.

HEALTHCARE REFORM - FEDERAL. Effective January 1, 1998, provisions of the Health Insurance Portability and Accountability Act ("HIPAA") affecting the individual market took effect. The provisions impose requirements concerning guaranteed renewability and availability, the waiving of waiting periods for certain eligible individuals coming from group coverage and limitations on the insurers ability to terminate policies. Also, new requirements on group insurance plans concerning maternity length of stay and mental health benefits became effective for group coverage with the commencement of plan years beginning on or after January 1, 1998. There is no expectation that any of these requirements will materially affect the Company's operations or financial condition.

Also in 1998, significant new federal regulations were proposed including regulations to implement the Medicare + Choice provisions of the Balanced Budget Act of 1997 ("BBA"), as well as the BBA provisions that allow states greater flexibility to bring managed care techniques into the Medicaid program. In addition, regulations were proposed requiring expedited appeals for ERISA plans and making other changes to claims processing requirements. Based on comments on this proposed ERISA regulation from the public and industry, both in the form of written comments and public hearings, changes to the proposed regulation limiting its scope are anticipated.

In 1999, it is anticipated that federal legislative proposals focusing on such issues as "patient protection," health plan liability, confidentiality of health information, Medicare reform and the uninsured will likely be considered by Congress. While many of these proposals are viewed by health plans as adverse to managed care, it is not clear at present whether any of these federal proposals will be adopted. Moreover, there can be no assurance that additional legislative and regulatory initiatives will not be undertaken in the future, to address "patient protection," to engage in structural reform of the health care industry in order to reduce the escalation in health care costs or to make health care more accessible. Such reform, if it occurs, could adversely affect Trigon's results of operations or financial condition.

HMO REGULATION. Trigon has three HMO subsidiaries, one of which is a federally qualified HMO. All of Trigon's HMO subsidiaries are licensed by the Commonwealth of Virginia and are subject to regulation and review by the State Corporation Commission and certain other state authorities, with which they must file periodic reports. Among the areas regulated by Virginia law are policy forms, market conduct, quality assurance, covered benefits, contracts between the HMO and its health care providers, the HMO's financial condition, including net worth requirements, and the accessibility of providers in the service area of an HMO.

Trigon's federally qualified HMO is also subject to regulation and review by the OPM and certain other federal authorities, with which they must file periodic reports. Areas covered by federal law are similar to those covered by state law and regulation. In addition, one of the Company's HMOs offers a Medicare risk product that subjects that HMO to regulation and review by the U.S. Department of Health and Human Services and certain other federal authorities as well.

INSURANCE HOLDING COMPANY REGULATION. Trigon Healthcare, Inc. is not regulated as an insurance company but, as the direct or indirect owner of all the capital stock of Trigon Insurance, Trigon Health and Life Insurance Company ("Trigon Health and Life"), a Virginia-based health and life company, and Mid-South, is regulated as an insurance holding company and subject to the insurance holding company acts of Virginia and North

Carolina, the states in which the insurance company subsidiaries are domiciled. Effective July 1, 1998, the Company's HMOs, HealthKeepers, PHC and Priority, became subject to the obligations and restrictions under the Virginia Holding Company Act. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. The Virginia insurance holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the State Corporation Commission and to file with the State Corporation Commission certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Virginia insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates.

Additionally, holding company acts (including those of Virginia and North Carolina) restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Without such approval (or an exemption), no person may acquire any voting security of an insurance holding company which controls a Virginia insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

INSURANCE COMPANY REGULATION. Trigon Insurance, the HMO subsidiaries and Trigon Health and Life are subject to the insurance laws and regulations of the Commonwealth of Virginia, the domiciliary state of these companies. Mid-South is domiciled in North Carolina and is subject to the laws and regulations of that state. In addition, Trigon Insurance, the HMO subsidiaries, Trigon Health and Life and Mid-South are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed or authorized to do business. These insurance laws and regulations generally give state regulatory authorities broad supervisory, regulatory and administrative powers over insurance companies and insurance holding companies with respect to most aspects of their insurance businesses. This regulation is intended primarily for the benefit of the policyholders and members of insurance companies and not investors. Regulatory authorities exercise extensive supervisory power over health and life insurance companies with respect to the licensing of insurance companies; the approval of forms and insurance policies used; the nature of, and limitations on, an insurance company's investments; the periodic examination of the operations of insurance companies; the form and content of annual statements and other reports required to be filed on the financial condition of insurance companies; and the establishment of capital requirements for insurance companies. Trigon Insurance, the HMO subsidiaries, Trigon Health and Life and Mid-South are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, Trigon Insurance, the HMO subsidiaries, Trigon Health and Life and Mid-South are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

RISK-BASED CAPITAL REQUIREMENTS. Virginia and North Carolina have statutory risk-based capital ("RBC") requirements for health and other insurance companies. Such requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an insurer's investments and products. The formula for calculating such RBC requirements, set forth in instructions adopted by the NAIC, is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company's business. Under these laws, an insurance company must submit a report of its RBC level to the Virginia State Corporation Commission or Insurance Commissioner of North Carolina, as appropriate, as of the end of the previous calendar year.

The RBC requirements categorize insurance companies according to the extent to which they meet or exceed certain RBC thresholds. The law requires increasing degrees of regulatory oversight and intervention as an insurance company's RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary Insurance
Commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

As of December 31, 1998, the RBC levels of Trigon Insurance, Trigon Health and Life and Mid-South, as calculated in accordance with the NAIC RBC instructions, exceeded all RBC thresholds.

The NAIC has proposed that states adopt RBC standards for HMOs. To date, Virginia has not adopted these standards. The Company does not expect that RBC standards for HMOs if adopted by Virginia would have a material effect on the consolidated financial position of the Company.

RESTRICTIONS ON DIVIDENDS. In the event the Company determines to pay dividends, the principal source of funds to pay dividends to stockholders would be dividends received by the Company from its subsidiaries, including Trigon Insurance. Virginia insurance laws and regulations restrict the payment of extraordinary dividends declared by insurance companies, including health care insurers such as Trigon Insurance, in a holding company system. An insurance company is prohibited from paying an extraordinary dividend unless it obtains the approval of the State Corporation Commission. An extraordinary dividend is one which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, exceeds the lesser of (i) 10% of the insurance company's surplus to policyholders as of the preceding December 31 or (ii) the insurance company's net income (not including realized capital gains) for the preceding calendar year. Further, an insurance company may not pay a dividend unless, after such payment, its surplus to policyholders is reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The State Corporation Commission may bring an action to enjoin or rescind payment of any dividend or distribution that would cause the insurance company's statutory surplus to be unreasonable or inadequate. The maximum amount available after certain dates in 1999 for payment of dividends by Trigon Insurance to the Company without the prior approval of the State Corporation Commission is $48.9 million. During 1998 and 1997, Trigon Insurance Company received permission from the State Corporation Commission to pay dividends to its parent, Trigon Healthcare, Inc., of $227.5 million and $238.7 million, respectively. The 1998 dividend was effected July 1, 1998 and included $200.0 million of cash and $27.5 million of stock of a wholly-owned subsidiary. The 1997 dividend was effected July 31, 1997 and consisted of $188.7 million of stock of a wholly-owned subsidiary and $50.0 million of cash.

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

THE BLUE CROSS BLUE SHIELD LICENSE

The Company and certain of its subsidiaries have the exclusive right to use certain Blue Cross and Blue Shield service marks and tradenames for all of their plans and products throughout Virginia other than a small portion of the northern Virginia suburbs adjacent to Washington, D.C. The license requires a fee to be paid to BCBSA equal to total association expenses allocated to members based upon enrollment and premium. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross and Blue Shield name and service marks as well as provide certain coordination among plan and provider services. BCBSA has 52 primary licensee members, each of which holds exclusive rights to use the Blue Cross and/or Blue Shield name and service mark in specific geographic areas, subject to annual licensing fees and certain other guidelines. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. The Company has no right to use the Blue Cross and Blue Shield service marks and tradenames outside of its designated territory within the Commonwealth of Virginia.

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

The Company's Articles of Incorporation contain certain provisions which are intended to prevent any holder from acquiring shares in excess of the limits set forth in the Company's license agreement. However, there can be no assurance that a court would enforce these provisions or that if these provisions were not enforced that the Company would retain the license from BCBSA. If the BCBSA license were to be terminated, there would be a material adverse effect on the Company's business and operations, which the Company does not believe it can meaningfully quantify.

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

RATING

Trigon Insurance and HealthKeepers are each presently assigned a rating of "A" (Excellent) by A.M. Best Company. Mid-South, Trigon Health and Life, PHC and Priority are each presently assigned an A.M. Best rating of "A-" (Excellent). A.M. Best's ratings of "A" and "A-" are assigned to companies which have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company. It is the opinion of A.M. Best Company that such companies have a strong ability to meet their ongoing obligations. Such ratings are not directed to the protection of investors and are subject to review and change over time.

EMPLOYEES

As of December 31, 1998, the Company had 3,740 full-time employees. The employees are primarily located in Virginia, with the majority of the Virginia employees in the cities of Richmond and Roanoke. Employees are also located in Illinois, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Washington D.C. and West Virginia. The Company believes that its relationship with its employees is good. No employees are subject to collective bargaining agreements.

EXECUTIVE OFFICERS

                              Age as of
           Name           December 31, 1998          Position
           ----           -----------------          --------

Norwood H. Davis, Jr.             58       Chairman of the Board and Chief
                                           Executive Officer

Thomas G. Snead, Jr.              45       President and Chief Operating
                                           Officer

John C. Berry                     61       Senior Vice President,
                                           Government and Individual
                                           Business Unit

William P. Bracciodieta, M.D.     53       Senior Vice President and Chief
                                           Medical Officer

Ralph T. Bullock, Jr.             50       Senior Vice President and Chief
                                           Information Officer

Thomas R. Byrd                    41       Senior Vice President and Chief
                                           Financial Officer

James W. Copley, Jr.              46       Senior Vice President and Chief
                                           Investment Officer, Investment
                                           Division, Trigon Services, Inc.

Ellen C. Harrison                 40       Senior Vice President, Health
                                           Maintenance Organization
                                           Operations

Kathy Ashby Merry                 36       Senior Vice President, Member
                                           Services

Ronald M. Nash                    61       Senior Vice President,
                                           Corporate Services

Paul F. Nezi                      51       Senior Vice President,
                                           Marketing and Sales

Timothy P. Nolan                  37       Senior Vice President, Business
                                           Integration

                              Age as of
           Name           December 31, 1998          Position
           ----           -----------------          --------

Thomas A. Payne                   54       Senior Vice President,
                                           Corporate Audit

Peter L. Perkins                  41       Senior Vice President and Chief
                                           Actuary

J. Christopher Wiltshire          44       Senior Vice President, General
                                           Counsel and Corporate Secretary

For a listing of the positions held with the Company by each executive officer and other information, refer to page 58, "Officers," of Trigon Healthcare Inc.'s Annual Report to Shareholders, which is incorporated herein by reference.

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

COMPETITION. The health care industry is highly competitive both in Virginia and in other states in the southeastern and mid-Atlantic United States into which the Company principally intends to expand. See "Competition." There is no assurance that the overall increased competition will not exert strong pressures upon

Trigon's profitability, its ability to increase enrollment, or its ability to successfully pursue growth in areas both within and outside of Virginia.

GOVERNMENT REGULATION. The Company and its subsidiaries are subject to federal and state regulation. See "Regulation." Regulatory initiatives may be undertaken in the future, either at the federal or state level, to engage in structural reform of the health care industry in order to reduce the escalation in health care costs or to make health care more accessible. Such reform, if it occurs, could adversely affect Trigon's results of operations or financial condition.

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

POTENTIAL LOSS OF BLUE CROSS AND BLUE SHIELD SERVICE MARKS AND TRADENAMES. Trigon and the BCBSA are parties to a license agreement pursuant to which the Company and certain of its subsidiaries have the exclusive right to use certain Blue Cross and Blue Shield service marks and tradenames for their products throughout Virginia other than certain northern Virginia suburbs adjacent to Washington, D.C. See "The Blue Cross Blue Shield License." If the BCBSA license were to be terminated, there would be a material adverse effect on the Company's business and operations, which the Company does not believe it can meaningfully quantify. To the extent that the Company continues to use the Blue Cross and Blue Shield service marks and tradenames in marketing its managed care products, there can be no assurance that any negative publicity concerning BCBSA and other BCBSA licenses will not adversely affect the sales of the Company's managed care products and the Company's operations.

Item 2.  Properties

The Company is headquartered in Richmond, Virginia, where it owns a four-story building with 265,000 square feet. The Company also owns an office facility and warehouse in Roanoke, Virginia with 201,000 square feet and an office facility in Fayetteville, North Carolina with 71,000 square feet. The Company leases an additional 428,000 square feet at various other locations in Richmond, Virginia. The Company also leases space at two other facilities in Roanoke, Virginia comprising 52,000 square feet. These properties are primarily used by the health insurance segment for operations and for corporate administration.

The Company leases 73,000 square feet for regional offices throughout Virginia and 22,000 square feet for office space in Maryland, North Carolina, West Virginia, Pennsylvania and South Carolina.

Square footage utilized by segment as of December 31, 1998 was as follows: health insurance, 896,500; government programs, 60,900; investments, 3,700; and other reportable segments, 39,800. The remaining 111,100 square feet was used for corporate administration.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Refer to page 30, "Market Prices of Common Stock and Dividend Data," of Trigon Healthcare Inc.'s Annual Report to Shareholders, which is incorporated herein by reference.

Refer to "Part 1 - Business -- Regulation -- Insurance Holding Company Regulation" and "Part 1 - Business -- Regulation -- Restrictions on Dividends" for discussion of insurance holding company regulations and dividend restrictions. In addition, under the terms of the Company's $300 million revolving credit agreement, the Company may not pay dividends on the Company's common stock unless the aggregate of all dividends paid by the Company plus payments to purchase, redeem or otherwise acquire capital stock of the Company (other than the Commonwealth Payment) does not exceed the sum of (i) $10,000,000 plus (ii) 50% of the consolidated net income (or minus 100% of consolidated net loss) of the Company for the period from the effectiveness of the Demutualization through the end of the most recently completed fiscal quarter, plus (iii) an amount (not to exceed $50,000,000) equal to 50% of the cumulative cash dividends paid out of income of certain subsidiaries of the Company earned prior to January 1, 1997 and received by the Company after the date of the revolving credit agreement and before December 31, 1997.

Item 6.  Selected Financial Data

Refer to pages 18 through 19, "Selected Consolidated Financial and Operating Data," of Trigon Healthcare Inc.'s Annual Report to Shareholders, which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Refer to pages 20 through 30, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Trigon Healthcare Inc.'s Annual Report to Shareholders, which are incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Refer to pages 29 through 30, "Quantitative And Qualitative Disclosures About Market Risk," included in "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Trigon Healthcare Inc.'s Annual Report to Shareholders, which are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Refer to pages 31 through 56, the Consolidated Financial Statements, page 57, "Independent Auditors' Report," and page 17, "Quarterly Financial Information," of Trigon Healthcare Inc.'s Annual Report to Shareholders, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Refer to pages 1 through 3, "Election of Directors," and page 6, "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's definitive Proxy Statement dated March 29, 1999, which are incorporated herein by reference solely as they relate to the Directors of the Company.

Pursuant to General Instruction G(3) to Form 10-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K. See "Part 1
- Business -- Executive Officers."

Item 11.  Executive Compensation

Refer to pages 6  through  11,  "Compensation  of  Executive  Officers,"  of the
Company's   definitive   Proxy  Statement  dated  March  29,  1999,   which  are
incorporated herein by reference solely as they relate to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Refer to pages 3 and 4, "Beneficial Ownership of Securities," of the Company's definitive Proxy Statement dated March 29, 1999, which are incorporated herein by reference solely as they relate to this item.

Item 13.  Certain Relationships and Related Transactions

R. Gordon Smith, a director of the Company, is a partner of McGuire, Woods, Battle & Boothe, LLP, a law firm which serves as counsel to the Company and its subsidiaries.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (a) The following documents are filed as part of this report.
      1. Consolidated Financial Statements from Trigon Healthcare Inc.'s Annual Report to Shareholders are incorporated herein by reference in Item 8:
        -- Consolidated Balance Sheets as of December 31, 1998 and 1997 (page
           31)
        -- Consolidated Statements of Operations for the years ended December
           31, 1998, 1997 and 1996 (page 32)
        -- Consolidated  Statements of Changes in  Shareholders'  Equity for the
           years ended December 31, 1998, 1997 and 1996 (page 33)
        -- Consolidated  Statements of  Cash Flows for the years ended  December
           31, 1998, 1997 and 1996 (page 34)

        -- Notes to Consolidated Financial Statements (pages 35 through 56) -- Independent Auditors' Report (page 57)

       2.   Financial statement schedules

      Independent Auditors' Report on Financial
        Statement Schedule ......................(filed herein on page S-1)
      Schedule I - Condensed Financial Information
        of Registrant (parent only) as of December
        31, 1998 and 1997 and for the year ended
        December 31, 1998 and for the period
        February 5, 1997 through
        December 31, 1997 ....................(filed herein on pages S-2 - S-6)

       3. Exhibits. The following is a list of exhibits to this Form 10-K.

Exhibit
Number                  Description

    2    -- Amended and Restated Plan of Demutualization.  (1)
  3.1    -- Amended and Restated Articles of Incorporation of Trigon
              Healthcare, Inc.  (1)
  3.2    -- Amended and Restated Bylaws of Trigon Healthcare, Inc.  (2)
  3.3    -- Articles of Amendment to Amended and Restated Articles of
              Incorporation setting forth the designation, preferences and rights of Series A Junior Participating Preferred Stock of Trigon Healthcare, Inc. dated July 16, 1997. (4)
  3.4    -- Amendment to the Amended and Restated Bylaws of Trigon Healthcare,
              Inc.
    4    -- Form of Stock Certificate (other Instruments Defining the Rights of Security-Holders).  (1)
  4.1    -- Rights Agreement dated as of July 16, 1997 between Trigon
              Healthcare, Inc. and First Chicago Trust Company of New York, as Rights Agent. (4)
  4.2    -- Form of Rights Certificate.  (4)
 10.1    -- License Agreement by and between the Blue Cross Blue Shield
              Association and the Company.  (2)
                  (a) Blue Cross license
                  (b) Blue Shield license
 10.2    -- Limited Fixed Return Plan for Certain Officers and Directors of
              Trigon Insurance Company.  (1) *
 10.4    -- Non-Contributory Retirement Program for Certain Employees of
              Trigon Insurance Company.  (1) *
 10.5    -- Amended and Restated Supplemental Executive Retirement Program for
              Certain Employees of Trigon Insurance Company dated as of October 1, 1998. *
 10.6    -- Salary Deferral Plan for Norwood H. Davis, Jr.  (1) *
 10.7    -- Amended and Restated Employment Agreement dated September 16, 1998 by and between Trigon Insurance Company and Norwood H. Davis, Jr.
              (7) *
 10.9    -- Amended and Restated Employees' Thrift Plan of Trigon Insurance
              Company dated as of October 1, 1998.  *
10.10    -- Amended and Restated Trigon Insurance Company 401(k) Restoration
              Plan dated as of October 1, 1998.  *
10.12    -- Form of Employment Agreement dated as of December 12, 1990 by and between Trigon Insurance Company and John C. Berry and certain other executive officers. (1) *
10.14    -- Credit  Agreement  dated as of  February  5, 1997  among  Trigon
              Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent. (2)
10.15    -- 1997 Stock Incentive Plan.  (6) *
10.16    -- Employee Stock Purchase Plan.  (6) *
10.17    -- Non-Employee Directors Stock Incentive Plan.  (6) *
10.18    -- Amendment to the License Agreement by and between the Blue Cross
              Blue Shield Association and the Company.  (5)
10.19    -- Amendment to the Non-Contributory Retirement Program for Certain
              Employees of Trigon Insurance Company.  (3) *
10.20    -- Form of Executive Continuity Agreement dated as of September 16,
              1998 between Trigon Insurance Company and Thomas G. Snead, Jr. and certain other executive officers. (7) *

10.21    -- Form of Executive  Continuity Agreement dated as of September 16,
              1998 between Trigon Insurance Company and John C. Berry and certain other executive officers. (7) *
10.22    -- Amendment to the Non-Contributory  Retirement Program for Certain
              Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998. *
10.23    -- Clarifying Amendment to the  Non-Contributory  Retirement Program
              for Certain Employees of Trigon Insurance Company (now to be known
              as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998. *
   11    -- Computation of per share earnings.  Refer to page 51, "Note 15.
              "Net Income and Pro Forma Net Income Per Share," of Trigon Healthcare Inc.'s Annual Report to Shareholders, which is incorporated herein by reference.
   13    -- Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 1998.
   21    -- Subsidiaries of the Registrant.
 23.1    -- Consent of KPMG LLP.
   27    -- Financial Data Schedule.

(1)Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773).
(2)Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1996.
(3)Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1997.
(4)Incorporated by reference to exhibits filed with the Company's Form 8-A/A filed on July 16, 1997.
(5)Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1997.
(6)Incorporated by reference to exhibits filed with the Company's Proxy Statement dated March 13, 1997.
(7)Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1998.
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this Form 10-K.

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

Date:  March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                     TITLE                            DATE

/s/ NORWOOD H. DAVIS, JR.        Chairman (Principal Executive    March 29, 1999
-------------------------         Officer)
NORWOOD H. DAVIS, JR.


/s/ THOMAS R. BYRD               Senior Vice President and Chief  March 29, 1999
-------------------------         Financial Officer
THOMAS R. BYRD                    (Principal Financial
                                  and Accounting Officer)


/s/ HUNTER B. ANDREWS            Director                         March 25, 1999
-------------------------
HUNTER B. ANDREWS, ESQ.


/s/ LENOX D. BAKER, JR., M.D.    Director                         March 28, 1999
-----------------------------
LENOX D. BAKER, JR., M.D.


/s/ JAMES. K. CANDLER            Director                         March 24, 1999
------------------------------
JAMES K. CANDLER


/s/ ROBERT M. FREEMAN            Director                         March 25, 1999
------------------------------
ROBERT M. FREEMAN


/s/ WILLIAM R. HARVEY            Director                         March 30, 1999
------------------------------
WILLIAM R. HARVEY, Ph.D.


/s/ GARY A. JOBSON               Director                         March 26, 1999
------------------------------
GARY A. JOBSON

     SIGNATURE                  TITLE                            DATE



/s/ DONALD B. NOLAN              Director                         March 24, 1999
-------------------------------
DONALD B. NOLAN, M.D.


/s/ WILLIAM N. POWELL            Director                         March 26, 1999
-------------------------------
WILLIAM N. POWELL


/s/ J. CARSON QUARLES            Director                         March 24, 1999
-------------------------------
J. CARSON QUARLES


/s/ R. GORDON SMITH              Director                         March 30, 1999
-------------------------------
R. GORDON SMITH, ESQ.


/s/ HUBERT R. STALLARD           Director                         March 25, 1999
-------------------------------
HUBERT R. STALLARD


/s/ JACKIE M. WARD               Director                         March 26, 1999
-------------------------------
JACKIE M. WARD


/s/ STIRLING L. WILLIAMSON, JR.  Director                         March 27, 1999
-------------------------------
STIRLING L. WILLIAMSON, JR.

                         Independent Auditors' Report on
                          Financial Statement Schedule




The Board of Directors
Trigon Healthcare, Inc.:

Over date of February 16, 1999, we reported on the consolidated balance sheets of Trigon Healthcare, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP


Richmond, Virginia
February 16, 1999

                                                                      SCHEDULE I

                   TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
        CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 1998 and 1997
                                 (in thousands)

                                                           1998          1997
                                                    ------------  ------------
ASSETS

Current assets
    Cash                                          $          12             1
    Investment securities, at estimated
      fair value                                        259,514        81,364
    Other receivables                                     3,873         2,569
    Other                                                    29             -
                                                    ------------  ------------

Total current assets                                    263,428        83,934
                                                    ------------  ------------

Investment in subsidiaries                              895,690       960,677
Deferred income taxes                                     1,240             -
Other assets                                                126           166
                                                    ------------  ------------

Total assets                                      $   1,160,484     1,044,777
                                                    ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses         $       1,296           562
    Deferred income taxes                                   512           389
    Income taxes payable                                  1,701             -
    Payable for investment securities                       672             -
    Payable to affiliates                                    79            89
                                                    ------------  ------------

Total current liabilities                                 4,260         1,040
                                                    ------------  ------------

Long-term debt                                           85,000        85,000
                                                    ------------  ------------

Total liabilities                                        89,260        86,040
                                                    ------------  ------------

SHAREHOLDERS' EQUITY

    Common stock, $0.01 par, 42,300 shares
      issued and outstanding                                423           423
    Capital in excess of par                            839,187       842,035
    Retained earnings                                   202,554        78,982
    Accumulated other comprehensive income               29,060        37,297
                                                    ------------  ------------

Total shareholders' equity                            1,071,224       958,737

Commitments and contingencies
                                                    ------------  ------------

Total liabilities and shareholders' equity        $   1,160,484     1,044,777
                                                    ============  ============

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                   TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                            Statements of Operations
                    For the year ended December 31, 1998 and
           for the period February 5, 1997 through December 31, 1997
                                 (in thousands)

                                                           1998          1997
                                                    ------------  ------------
REVENUES

    Investment Income                             $      12,590         4,358
    Net realized gains (losses)                             614          (105)
    Cash dividends from subsidiaries                    200,000        50,000
                                                    ------------  ------------

Total revenues                                          213,204        54,253

EXPENSES
    Selling, general and administrative expenses          2,359         1,742
    Interest expense                                      5,291         4,601
                                                    ------------  ------------

Total expenses                                            7,650         6,343
                                                    ------------  ------------

Income before income taxes and equity in
  undistributed net income of subsidiaries              205,554        47,910

Income tax expenses (benefit)                               941          (868)
                                                    ------------  ------------

Income before equity in undistributed net
  income of subsidiaries                                204,613        48,778

Equity in undistributed net income of
  subsidiaries after cash dividends                     (81,041)       30,204
                                                    ------------  ------------

Net income                                        $     123,572        78,982
                                                    ============  ============

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                   TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                Statements of Changes in Shareholders' Equity
                    For the year ended December 31, 1998 and
           for the period February 5, 1997 through December 31, 1997
                                 (in thousands)



                                                               Accumulated
                                          Capital                    Other
                                 Common        in  Retained  Comprehensive
                                  Stock    Excess  Earnings         Income   Total
                                           of Par
                               --------- -----------------------------------------
Balance at January 1, 1997    $       -         -         -           -         -

Net income after                      -         -    78,982           -    78,982
  Demutualization
Net unrealized gains on
  investment securities, net          -         -         -       3,776     3,776
  of income taxes
                                                                        ----------
Comprehensive income                                                       82,758

Undistributed earnings of
  subsidiaries before                 -         -   722,330      33,521   755,851
  Demutualization and IPO
Issuance of 24,475 shares to
  eligible policyholders in
  the Demutualization and
  cash payments to eligible         245   630,941  (722,330)           -  (91,144)
  policyholders in lieu of
  shares of common stock
Issuance of 17,825 shares in
  the Initial Public                178   215,027         -           -   215,205
  Offering, net of expenses
Purchase and reissuance of
  common stock under employee         -      (144)        -           -      (144)
  benefit plans
Common stock held by
  consolidated grantor trusts         -    (3,789)        -           -    (3,789)
                               --------- -----------------------------------------

Balance at December 31, 1997        423   842,035    78,982      37,297   958,737

Net income                            -         -   123,572           -   123,572
Minimum pension liability
  adjustment, net of income           -         -         -      (1,149)   (1,149)
  taxes
Net unrealized losses on
  investment securities, net          -         -         -      (7,088)   (7,088)
  of income taxes
                                                                        ----------
Comprehensive income                                                      115,335

Adjustment to cash payments
  to eligible policyholders
  in lieu of shares of common         -      (690)        -           -      (690)
  stock in the Demutualization
Purchase and reissuance of
  common stock under
      Employee benefit plans          -      (344)        -           -      (344)
      Stock option plans, net
    of income taxes of $525           -      (963)        -           -      (963)
Common stock held by
  consolidated grantor trusts         -      (851)        -           -      (851)
                               --------- -----------------------------------------

Balance at December 31, 1998  $     423   839,187   202,554      29,060 1,071,224
                               ========= =========================================

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                   TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                            Statements of Cash Flows
                    For the year ended December 31, 1998 and
           for the period February 5, 1997 through December 31, 1997
                                 (in thousands)

                                                          1998          1997
                                                   ------------  ------------

Net income                                       $     123,572        78,982
Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities
     Accretion of discounts and amortization
       of premiums, net                                   (845)         (129)
     Undistributed earnings of subsidiaries             81,041       (30,204)
     Increase in other receivables                      (1,254)       (2,569)
     (Increase) decrease in other assets                    11          (166)
     Increase in accounts payable and accrued
       expenses                                            734           562
     Increase in income taxes payable                    1,701             -
     Change in deferred income taxes                    (1,293)           53
     Increase (decrease) in obligation for
       Commonwealth Payment                                  -      (175,000)
     Increase (decrease) in payable to
       affiliates                                          (10)           89
     Realized investment (gains) losses, net              (614)          105
                                                   ------------  ------------

 Net cash provided by (used in) operating
    activities                                         203,043      (128,277)
                                                   ------------  ------------

Cash flows from investing activities
     Investment securities purchased                  (492,562)     (214,562)
     Proceeds from investment securities sold          227,515        77,002
     Maturities of fixed income securities              89,481        57,180
     Investment in subsidiary                          (25,000)            -
                                                   ------------  ------------

Net cash used by investing activities                 (200,566)      (80,380)
                                                   ------------  ------------

Cash flows from financing activities
     Proceeds from long-term debt                            -        85,000
     Payments to members in lieu of common
       stock pursuant to Plan of Demutualization          (690)      (91,144)
     Net proceeds from issuance of common stock              -       215,205
     Purchase and reissuance of common stock
       under employee benefit and stock option
       plans                                            (1,307)         (144)
     Common stock purchased by grantor trusts             (469)         (259)
                                                   ------------  ------------

Net cash provided by (used in) financing
    activities                                          (2,466)      208,658
                                                   ------------  ------------

Increase in cash                                            11             1
Cash - beginning of year                                     1             -
                                                   ------------  ------------
Cash - end of year                               $          12             1
                                                   ============  ============

Cash paid during the year for
     Interest                                    $       5,006         4,344
                                                   ============  ============
     Income taxes                                          525             -
                                                   ============  ============

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                   TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
    CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY), CONTINUED

     Notes to Condensed Financial Information of Registrant (Parent Only)


The condensed financial information provided should be read in conjunction with the Consolidated Financial Statements of Trigon Healthcare, Inc. ("Registrant") incorporated by reference in Part II, Section 8 of this Form 10-K and the following notes:

(a) Basis of Presentation

    The accompanying condensed financial information reflects the financial position as of December 31, 1998 and 1997 and the results of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1998 and for the period after the Demutualization and Initial Public Offering, February 5, 1997 through December 31, 1997. The Registrant had no operations prior to February 5, 1997, the date it became the holding company. Refer to note 2 to the consolidated financial statements of the Registrant for details regarding the Demutualization and Initial Public Offering.

    Certain prior year amounts have been reclassified to conform to the current year presentation.

(b) Long-Term Debt

      The information about long-term debt contained in note 12 of the notes to the consolidated financial statements of the Registrant is incorporated herein by reference.

(c) Cash and Stock Dividends

      During 1998 and 1997, a subsidiary of the Registrant, Trigon Insurance Company, received permission from the Virginia Bureau of Insurance to pay dividends to the Registrant of $227.5 million and $238.7 million, respectively. The 1998 dividend was effected July 1, 1998 and included $200.0 million of cash and $27.5 million of stock of a wholly owned subsidiary. The 1997 dividend was effected July 31, 1997 and consisted of $50.0 million in cash and $188.7 million in stock of a wholly owned subsidiary.

(d)   Investment in Subsidiary

      The Registrant made a $25,000,000 capital contribution to its subsidiary, Monticello Service Agency, Inc. (MSA) during 1998. MSA immediately made a $25,000,000 capital contribution to its subsidiary, Trigon Health and Life Insurance Company.


(e)   Comprehensive Income

      The information about comprehensive income contained in note 16 of the notes to the consolidated financial statements of the Registrant is incorporated herein by reference.

EXHIBIT INDEX


Exhibit
Number                  Description

  3.4    -- Amendment to the Amended and Restated Bylaws of Trigon
              Healthcare, Inc.

 10.5    -- Amended and Restated Supplemental Executive Retirement Program for
              Certain Employees of Trigon Insurance Company dated as of October 1, 1998.

 10.9    -- Amended and Restated  Employees'  Thrift Plan of Trigon Insurance
              Company dated as of October 1, 1998.

 10.10   -- Amended and Restated Trigon Insurance Company 401(k)  Restoration
              Plan dated as of October 1, 1998.

 10.22   -- Amendment to the Non-Contributory  Retirement Program for Certain
              Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998.

 10.23   -- Clarifying Amendment to the  Non-Contributory  Retirement Program
              for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998.

   13    -- Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 1998.

   21    -- Subsidiaries of the Registrant.

 23.1    -- Consent of KPMG LLP.

   27    -- Financial Data Schedule.