Form 10-K405/A
period 1998-12-31
TRIGON HEALTHCARE INC
filed 1999-04-30
CIK 1017747

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 28, 1999 was approximately $1,311,301,000 (based on the last reported sales price of $31 per share on April 28, 1999, on the New York Stock Exchange).

As of April 28, 1999, 42,300,022 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Trigon Healthcare Inc.'s Annual Report to Shareholders for the year ended December 31, 1998 into Parts II and IV of this Form 10-K.

Certain portions of Trigon Healthcare Inc.'s definitive Proxy Statement dated March 29, 1999 for the Annual Meeting of Shareholders into Part III of this Form 10-K.

The exhibits to this Form 10K/A No. 1 are amended to include the 1998 annual reports for the Trigon Healthcare, Inc. Employee Stock Purchase Plan and the Trigon Insurance Company 401(K) Restoration Plan. There are no other differences.

PART I

Item 1.  Business
Omitted

Item 2.  Properties
Omitted

Item 3.  Legal Proceedings
Omitted

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters Omitted

Item 6.  Selected Financial Data
Omitted

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Omitted

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
Omitted

Item 8.  Financial Statements and Supplementary Data
 Omitted

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant
Omitted

Item 11.  Executive Compensation
Omitted

Item 12.  Security Ownership of Certain Beneficial Owners and Management
Omitted

Item 13.  Certain Relationships and Related Transactions
Omitted

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) The following documents are filed as part of this report.

    1. Consolidated Financial Statements from Trigon Healthcare Inc.'s Annual Report to Shareholders are incorporated herein by reference in Item 8:

         Omitted

    2. Financial statement schedules

         Omitted

    3. Exhibits. The following is a list of exhibits to this Form 10-K.



Exhibit
Number         Description
-------        -----------
     2     -- Amended and Restated Plan of Demutualization.  (1)
   3.1     -- Amended and Restated Articles of Incorporation of Trigon Healthcare, Inc.  (1)
   3.2     -- Amended and Restated Bylaws of Trigon Healthcare, Inc.  (2)
   3.3     -- Articles of Amendment to Amended and Restated Articles of Incorporation setting forth the designation, preferences and rights of Series A Junior Participating Preferred Stock of
               Trigon Healthcare, Inc. dated July 16, 1997.  (4)
   3.4     -- Amendment to the Amended and Restated Bylaws of Trigon Healthcare, Inc.  (8)
   4       -- Form of Stock Certificate (other Instruments Defining the Rights of Security-Holders).  (1)
   4.1     -- Rights Agreement dated as of July 16, 1997 between Trigon Healthcare, Inc. and First Chicago
               Trust Company of New York, as Rights Agent.  (4)
   4.2     -- Form of Rights Certificate.  (4)
  10.1     -- License Agreement by and between the Blue Cross Blue Shield Association and the Company.  (2)
                      (a) Blue Cross license
                      (b) Blue Shield license
  10.2     -- Limited Fixed Return Plan for Certain Officers and Directors of Trigon Insurance Company.
               (1) *
  10.4     -- Non-Contributory Retirement Program for Certain Employees of Trigon Insurance Company.  (1) *
  10.5     -- Amended and Restated Supplemental Executive Retirement Program for Certain Employees of
               Trigon Insurance Company dated as of October 1, 1998.  (8) *
  10.6     -- Salary Deferral Plan for Norwood H. Davis, Jr.  (1) *
  10.7     -- Amended and Restated Employment Agreement dated September 16, 1998 by and between Trigon
               Insurance Company and Norwood H. Davis, Jr.  (7) *
  10.9     -- Amended and Restated Employees' Thrift Plan of Trigon Insurance Company dated as of October
               1, 1998.  (8)  *
 10.10     -- Amended and Restated Trigon Insurance Company 401(k) Restoration Plan dated as of October 1,
               1998.  (8)  *
 10.12         -- Form of Employment Agreement dated as of December 12, 1990 by and between Trigon Insurance Company and John C. Berry and certain other executive officers. (1) *
 10.14     -- Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.  (2)
 10.15     -- 1997 Stock Incentive Plan.  (6) *
 10.16      -- Employee Stock Purchase Plan.  (6) *
 10.17     -- Non-Employee Directors Stock Incentive Plan.  (6) *
 10.18     -- Amendment to the License Agreement by and between the Blue Cross Blue Shield Association and the Company.  (5)


 10.19     -- Amendment to the Non-Contributory Retirement Program for Certain Employees of Trigon
               Insurance Company.  (3) *
 10.20     -- Form of Executive Continuity Agreement dated as of September 16, 1998 between Trigon
               Insurance Company and Thomas G. Snead, Jr. and certain other executive officers.  (7) *
 10.21     -- Form of Executive Continuity Agreement dated as of September
               16, 1998 between Trigon Insurance Company and John C. Berry and certain other executive officers. (7) *
 10.22     -- Amendment to the Non-Contributory Retirement Program for
               Certain Employees of Trigon Insurance Company (now to be known
               as) The Trigon Insurance Company Retirement Program dated as of
               October 1, 1998. (8) *
 10.23     -- Clarifying Amendment to the Non-Contributory Retirement
               Program for Certain Employees of Trigon Insurance Company (now to
               be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998. (8) *
 11        -- Computation of per share earnings. Refer to page 51, "Note 15.
               "Net Income and Pro Forma Net Income Per Share," of Trigon
               Healthcare Inc.'s Annual Report to Shareholders, which is
               incorporated herein by reference.
 13        -- Excerpts from the Company's Annual Report to Shareholders for the year ended December 31,
               1998.  (8)
 21        -- Subsidiaries of the Registrant.  (8)
 23.1      -- Consent of KPMG LLP.  (8)
 23.2      -- Consent of KPMG LLP.
 23.3      -- Consent of KPMG LLP.
 27        -- Financial Data Schedule.  (8)
 99.1      -- Trigon Healthcare, Inc. Employee Stock Purchase Plan Audited
               Financial Statements as of December 31, 1998 and 1997 and for
               year ended December 31 1998 and the period May 1, 1997
               (inception) through December 31, 1997.
 99.2      -- Trigon Insurance Company 401(k) Restoration Plan Audited
               Financial Statements as of December 31, 1998 and 1997 and for the
               three years ended December 31, 1998, 1997 and 1996.



(1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773).
(2) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1996.
(3) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1997.
(4) Incorporated by reference to exhibits filed with the Company's Form 8-A/A filed on July 16, 1997.
(5) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1997.
(6) Incorporated by reference to exhibits filed with the Company's Proxy Statement dated March 13, 1997.
(7) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1998.
(8) Previously filed as part of the Annual Report on Form 10-K for the year ended December 31, 1998.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this Form 10-K.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRIGON HEALTHCARE, INC.
                                                 Registrant


                                      By:/s/ THOMAS R. BYRD
                                         ------------------
                                             THOMAS R. BYRD

                                    Title:   SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Date:  April 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        SIGNATURE                     TITLE                                   DATE
        ---------                     -----                                   ----
/s/ NORWOOD H. DAVIS, JR.
-------------------------     Chairman (Principal Executive Officer)       April 29, 1999
NORWOOD H. DAVIS, JR.


/s/ THOMAS R. BYRD
------------------            Senior Vice President and Chief
THOMAS R. BYRD                Financial Officer  (Principal Financial
                              and Accounting Officer)                      April 29, 1999


/s/ HUNTER B. ANDREWS
---------------------         Director                                     April 28, 1999
HUNTER B. ANDREWS, ESQ.


/s/ LENOX D. BAKER, JR.
-----------------------       Director                                     April 28, 1999
LENOX D. BAKER, JR., M.D.


/s/ JAMES. K. CANDLER
---------------------         Director                                     April 28, 1999
JAMES K. CANDLER


/s/ ROBERT M. FREEMAN
---------------------         Director                                     April 28, 1999
ROBERT M. FREEMAN


/s/ WILLIAM R. HARVEY
---------------------         Director                                     April 28, 1999
WILLIAM R. HARVEY, Ph.D.


/s/ GARY A. JOBSON
------------------            Director                                     April 28, 1999
GARY A. JOBSON




      SIGNATURE                       TITLE                      DATE
      ---------                       -----                      ----


/s/ DONALD B. NOLAN
--------------------                Director               April 28, 1999
DONALD B. NOLAN, M.D.


/s/ WILLIAM N. POWELL
---------------------               Director               April 28, 1999
WILLIAM N. POWELL


/s/ J. CARSON QUARLES
---------------------               Director               April 28, 1999
J. CARSON QUARLES


/s/ R. GORDON SMITH
-------------------                 Director               April 28, 1999
R. GORDON SMITH, ESQ.


/s/ HUBERT R. STALLARD
----------------------              Director               April 28, 1999
HUBERT R. STALLARD


/s/ STIRLING L. WILLIAMSON, JR.
------------------------------      Director              April 28, 1999
STIRLING L. WILLIAMSON, JR.


EXHIBIT INDEX

Exhibit
Number                Description
-------               -----------
  23.2     -- Consent of KPMG LLP.

  23.3     -- Consent of KPMG LLP.

  99.1     -- Trigon Healthcare, Inc. Employee Stock Purchase Plan Audited
               Financial Statements as of December 31, 1998 and 1997 and for year ended December 31 1998 and the period May 1, 1997 (inception) through December 31, 1997.

  99.2     -- Trigon Insurance Company 401(k) Restoration Plan Audited
               Financial Statements as of December 31, 1998 and 1997 and for the three years ended December 31, 1998, 1997 and 1996.