Form 10-Q
period 1999-03-31
TRIGON HEALTHCARE INC
filed 1999-05-17
CIK 1017747

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the quarterly period ended March 31, 1999
                                      or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
      For the transition period from .................. to ...............

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

                                Not Applicable
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Title of each class                          Outstanding at May 12,  1999
       -------------------                          ----------------------------
Class A Common Stock, $0.01 par value                     42,300,022 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
FIRST QUARTER 1999 FORM 10-Q
TABLE OF CONTENTS



Page


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets as of March 31, 1999 and
          December 31, 1998                                                 1

      Consolidated Statements of Operations for the Three Months
         Ended March 31, 1999 and 1998                                      2

      Consolidated Statements of Changes in Shareholders' Equity for the
         Three Months Ended March 31, 1999 and 1998                         3

      Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1999 and 1998                               4

      Notes to Consolidated Financial Statements                        5 - 9

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        10 - 18

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk     18

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                              19

   Item 6.  Exhibits and Reports on Form 8-K                               20

   SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                          (Unaudited)
                                                           March 31,      December 31,
                                                              1999            1998
                                                         --------------  --------------
                        Assets
Current assets
   Cash                                                 $     5,546          7,500
   Investment securities, at estimated fair value         1,653,474      1,582,522
   Premiums and other receivables                           376,118        378,436
   Other                                                     12,489         10,891
                                                        -----------    -----------

          Total current assets                            2,047,627      1,979,349

Property and equipment, net                                  49,414         47,890
Deferred income taxes                                        56,513         55,841
Goodwill and other intangibles, net                          59,721         62,999
Restricted investments, at estimated fair value              10,127         10,347
Other assets                                                 18,862         17,799
                                                        -----------    -----------

          Total assets                                  $ 2,242,264      2,174,225
                                                        ===========    ===========

         Liabilities and Shareholders' Equity
Current liabilities
   Medical and other benefits payable                   $   503,558        468,455
   Unearned premiums                                        115,653         99,464
   Accounts payable and accrued expenses                     62,736         67,971
   Deferred income taxes                                      1,816          8,022
   Other liabilities                                        266,824        231,151
                                                        -----------    -----------

     Total current liabilities                              950,587        875,063

Obligations for employee benefits, noncurrent                59,777         55,022
Medical and other benefits payable, noncurrent               64,181         75,212
Long-term debt                                               89,339         89,339
Minority interest in subsidiary                               8,824          8,365
                                                        -----------    -----------
          Total liabilities                               1,172,708      1,103,001
                                                        -----------    -----------

Shareholders' equity
   Common stock                                                 423            423
   Capital in excess of par                                 838,275        839,187
   Retained earnings                                        214,633        202,554
   Unearned compensation                                       (543)          --
   Accumulated other comprehensive income (note 6)           16,768         29,060
                                                        -----------    -----------
           Total shareholders' equity                     1,069,556      1,071,224

Commitments and contingencies (note 7)
                                                        -----------    -----------

           Total liabilities and shareholders' equity   $ 2,242,264      2,174,225
                                                        ===========    ===========


See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               For the three months ended March 31, 1999 and 1998
                      (in thousands, except per share data)




                                                       Three Months Ended March 31,
                                                     -----------------------------
                                                           1999        1998
                                                     --------------  -----------
Revenues
   Premium and fee revenues
     Commercial                                         $ 400,627      373,209
     Federal Employee Program                             103,967       96,229
     Amounts attributable to self-funded arrangements     283,394      273,604
     Less:  amounts attributable to claims under
            self-funded arrangements                     (249,850)    (247,415)
                                                        ---------    ---------
                                                          538,138      495,627

   Investment income                                       21,960       21,108
   Net realized gains (losses)                             (9,918)      29,628
   Other revenues                                           6,330        5,378
                                                        ---------    ---------
      Total revenues                                      556,510      551,741

Expenses
   Medical and other benefit costs
     Commercial                                           329,944      311,237
     Federal Employee Program                             100,086       91,869
                                                        ---------    ---------
                                                          430,030      403,106
   Selling, general and administrative expenses           106,318       95,381
   Interest expense                                         1,200        1,337
                                                        ---------    ---------
      Total expenses                                      537,548      499,824
                                                        ---------    ---------

Income before income taxes and minority interest           18,962       51,917

   Income tax expense                                       6,348       17,427
                                                        ---------    ---------

Income before minority interest                            12,614       34,490

   Minority interest                                          535          441
                                                        ---------    ---------
Net income                                              $  12,079       34,049
                                                        =========    =========
Earnings per share (note 5)
   Basic                                                $    0.29         0.80
                                                        =========    =========
   Diluted                                              $    0.28         0.80
                                                        =========    =========

Weighted average number of common shares outstanding
   Basic                                                   42,289       42,300
                                                        =========    =========
   Diluted                                                 42,911       42,611
                                                        =========    =========



See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
               For the three months ended March 31, 1999 and 1998
                                 (in thousands)

                                                                    1999              1998
                                                                -------------     -----------


Balance at January 1                                            $ 1,071,224           958,737

Net income                                                           12,079            34,049
Net   unrealized   losses   on   investment
    securities, net of income taxes                                 (12,292)           (5,205)
                                                                -----------       -----------

    Comprehensive income (loss)                                        (213)           28,844
                                                                -----------       -----------

Adjustment to cash payments to eligible policyholders   in
   lieu of common stock in the Demutualization                         --                (705)
Purchase and reissuance of common stock under
    employee benefit plans, including tax benefits                   (1,035)              (56)
Change in common stock held by consolidated grantor trusts             (420)             (278)
                                                                -----------       -----------

Balance at March 31                                             $ 1,069,556           986,542
                                                                ===========       ===========



See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the three months ended March 31, 1999 and 1998
                                 (in thousands)





                                                                              Three Months Ended March 31,
                                                                             ----------------------------
                                                                                  1999            1998
                                                                            --------------    -----------

Net income                                                                 $    12,079            34,049
Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization                                            5,839             5,070
        Accretion of discounts and amortization of premiums, net                (3,709)           (5,486)
        Change in allowance for doubtful accounts receivable                     1,573               600
        Decrease in premiums and other receivables                               9,032               920
        Increase in other assets                                                (2,836)           (4,375)
        Increase in medical and other benefits payable                          24,072            20,153
        Increase in unearned premiums                                           16,189            11,423
        Decrease in accounts payable and accrued expenses                       (5,235)              (66)
        Increase in other liabilities                                            1,789            29,542
        Change in deferred income taxes                                           (260)              607
        Increase in minority interest                                              535               441
        Increase in obligations for employee benefits                            4,755             3,586
        Loss on disposal of property and equipment and other assets               --                   1
        Net realized (gains) losses                                              9,918           (29,628)
                                                                           -----------       -----------

                Net cash provided by operating activities                       73,741            66,837
                                                                           -----------       -----------

Cash flows from investing activities
      Proceeds from sale of property and equipment and other assets                 37                17
      Capital expenditures                                                      (4,460)           (4,443)
      Investment securities purchased                                       (1,060,398)         (967,352)
      Proceeds from investment securities sold                                 758,855           382,467
      Maturities of fixed income securities                                    237,139           522,116
                                                                           -----------       -----------

                Net cash used in investing activities                          (68,827)          (67,195)
                                                                           -----------       -----------

Cash flows from financing activities
      Payments to members in lieu of common stock pursuant
           to Plan of Demutualization                                             --                (705)
      Purchase and reissuance of common stock under employee
           benefit plans, including tax benefits                                (1,035)              (56)
      Change in common stock purchased by consolidated grantor trusts             (420)             (278)
      Change in outstanding checks in excess of bank balance                    (5,413)           (4,422)
                                                                           -----------       -----------

                Net cash used in financing activities                           (6,868)           (5,461)
                                                                           -----------       -----------

Net decrease in cash                                                            (1,954)           (5,819)

Cash - beginning of period                                                       7,500             7,010
                                                                           -----------       -----------

Cash - end of period                                                       $     5,546             1,191
                                                                           ===========       ===========


See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements prepared by Trigon Healthcare, Inc. and its subsidiaries (collectively, "Trigon" or the "Company") are unaudited, except for the balance sheet information as of December 31, 1998, which is derived from the Company's audited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months ended March 31,1999 are not necessarily indicative of the results for the full year.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   LONG TERM DEBT

     The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. As of March 31, 1999, $85 million had been borrowed and remained outstanding under the credit agreement. The weighted average interest rate for the period the borrowings were outstanding during the three months ended March 31, 1999 and 1998 was 5.32% and 5.96%, respectively.

3.   INCOME TAXES

     The effective tax rate on income before income taxes and minority interest for the three months ended March 31, 1999 and 1998 was 33.5% and 33.6%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds beginning in 1998 which reduces the effective tax rate by the effect of the tax-exempt investment income earned.

     In conjunction with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia (Commonwealth Payment) which was expensed and paid in prior years. During 1998, the Company amended its 1996 tax return to claim the $175 million Commonwealth Payment as a deduction. The Internal Revenue Service (IRS) has denied this deduction during the course of its audit of the Company. The Company continues to pursue the deduction. In addition, the Company is working with the IRS to resolve certain other tax issues that could result in a substantial favorable settlement to the Company. The Company cannot predict how long the settlement process will take or whether favorable settlements will be achieved. The Company has not recognized the impact of the settlements, if any, in the consolidated financial statements.

4.  CAPITAL STOCK

    On February 17, 1999, the Board of Directors granted shares of the Company's common stock as restricted stock awards in accordance with the provisions of the 1997 Stock Incentive Plan (Incentive Plan). The shares vest on a pro-rata basis over three years. The recipients of the restricted stock awards generally may not dispose or otherwise transfer the restricted stock until vested. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period.

5.   NET INCOME AND NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 (in thousands, except per share data):



                                                       Three Months Ended March 31,
                                                   --------------------------------
                                                          1999              1998
     ------------------------------------------------------------------------------
     Numerator for basic and diluted earnings per
         share - net income                             $   12,079          34,049
     ------------------------------------------------------------------------------

     Denominator
         Denominator for basic earnings per share -
              weighted average shares                       42,289          42,300
         Effect of dilutive securities
             Employee and director stock options               611             311
             Restricted stock awards                            11               -
     ------------------------------------------------------------------------------

         Denominator for diluted earnings per share         42,911          42,611
     ------------------------------------------------------------------------------
     Basic net income per share                         $     0.29            0.80
     ==============================================================================
     Diluted net income per share                       $     0.28            0.80
     ==============================================================================


     Shares of nonvested restricted stock are not considered outstanding in computing the weighted average number of common shares for basic earnings per share.

6.   COMPREHENSIVE INCOME

     The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the three months ended March 31, 1999 and 1998 were as follows (in thousands):

                                                                                     1999       1998

     --------------------------------------------------------------------------------------------------
     Net unrealized  losses on  investment  securities,  net of income taxes
         Net unrealized holding gains (losses) arising during the period,
             net of income taxes (benefit) of $(10,089) and $7,547              $  (18,739)     14,053
         Less:  reclassification adjustment for net gains (losses) included
             in net income, net of income taxes (benefit) of $(3,471) and           (6,447)     19,258
             $10,370
     --------------------------------------------------------------------------------------------------

     Net unrealized losses on investment securities, net of income taxes        $  (12,292)     (5,205)
     ==================================================================================================



     The components of accumulated other comprehensive income as of March 31, 1999 and December 31, 1998 were as follows (in thousands):



                                                                                 March 31,     December 31,
                                                                                   1999             1998
     --------------------------------------------------------------------------------------------------------

     Net unrealized gain on investment securities, net of deferred income
          taxes of $9,647 and $16,265                                        $       17,917           30,209
     Minimum pension liability, net of deferred income taxes of $619                 (1,149)          (1,149)
     --------------------------------------------------------------------------------------------------------

     Accumulated other comprehensive income                                  $       16,768           29,060
     ========================================================================================================


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

8.   SEGMENT INFORMATION

     The following table presents information by reportable segment for the three months ended March 31, 1999 and 1998 (in thousands):



                                                            Health    Government                       All
                                                         Insurance      Programs   Investments       Other        Total
     -------------------------------------------------------------------------------------------------------------------
     1999
          Revenues from external customers             $   434,435       103,967             -       5,648      544,050
          Investment income and net realized losses              -             -        12,042           -       12,042
          Intersegment revenues                              2,791             -             -       1,454        4,245
          Depreciation and amortization expense              5,686            68             4         343        6,101
          Income before income taxes and minority
           interest                                         14,709           707        12,042         657       28,115

     1998
          Revenues from external customers             $   399,313        96,229             -       5,345      500,887
          Investment income and net realized gains               -             -        50,736           -       50,736
          Intersegment revenues                              2,373             -             -       1,595        3,968
          Depreciation and amortization expense              4,034            59             3         775        4,871
          Income (loss) before income taxes and
           minority interest                                10,377           718        50,736       (232)       61,599


     A reconciliation of reportable segment total revenues, income before income taxes and minority interest, and depreciation and amortization expense to the corresponding amounts included in the consolidated statements of operations for the three months ended March 31, 1999 and 1998 is as follows (in thousands):



                                                                      1999         1998
     -----------------------------------------------------------------------------------

      Revenues
          Reportable segments
             External revenues                                  $  544,050      500,887
             Investment revenues                                    12,042       50,736
             Intersegment revenues                                   4,245        3,968
          Other corporate revenues                                     418          118
          Elimination of intersegment revenues                      (4,245)      (3,968)
     -----------------------------------------------------------------------------------

      Total revenues                                            $  556,510      551,741
     ===================================================================================

      Profit or Loss
          Reportable segments                                   $   28,115       61,599
          Corporate expenses not allocated to segments              (7,953)      (8,345)
          Unallocated amount - interest expense                     (1,200)      (1,337)
     -----------------------------------------------------------------------------------

      Income before income taxes and minority interest          $   18,962       51,917
     ===================================================================================


                                                                      1999         1998
     -----------------------------------------------------------------------------------

      Depreciation and amortization expense
          Reportable segments                                   $    6,101        4,871
          Not allocated to segments                                   (262)         199
     -----------------------------------------------------------------------------------

      Depreciation and amortization expense                     $    5,839        5,070
     ===================================================================================


9.  SUBSEQUENT EVENT

     On May 7, 1999, the Company announced that it would discontinue its role as a claims processing intermediary for the federal government with the Medicare Part A program in Virginia and West Virginia, effective September 30, 1999. The Medicare Part A benefits for individuals in those states will remain the same; a different intermediary will process the claims. Additionally, the Company will discontinue providing computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross Blue Shield plans after March 2000. This decision does not affect the Company's medicare supplement and medicare HMO products. Individuals with these types of coverage have private contracts with the Company and their benefits remain unchanged.

     This decision to discontinue as an intermediary reflects the Company's sharpened focus on its commercial managed health care business. As a result, 145 employee positions will be eliminated in the Company's Medicare Part A division. The Company expects that the decision will not have a material impact on the financial condition and results of operations of the Company.

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

The Company divides its business into four reportable segments: health insurance, government programs, investments and all other. Its health insurance segment offers several network products, including health maintenance organizations (HMO), preferred provider organizations (PPO) and traditional indemnity products with access to the Company's participating provider network
(PAR) as well as medicare supplement plans. The government programs segment includes the Federal Employee Program (FEP) and claims processing for Medicare. Through its participation in the national contract between the Blue Cross and Blue Shield Association and the U.S. Office of Personnel Management (OPM), the Company provides health benefits to federal employees in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit. The Company processes Medicare Part A claims for beneficiaries in Virginia and West Virginia. Additionally, the Company provides computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross Blue Shield plans. As an administrative agent for Medicare, the Company allocates operating expenses to determine reimbursement due for services rendered in accordance with the contract. Medicare claims processed are not included in the consolidated statements of operations and the reimbursement of allocated operating expenses is recorded as a reduction of the Company's selling, general and administrative expenses. All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other
health-related    business   including, third-party administration for medical
and workers compensation, life and disability insurance, disease management, health promotion and similar products, are reflected in an "all other" category.

Within the Company's health insurance network product offerings, employer groups may choose various funding options ranging from fully-insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the customers bear all or portions of the claims risk.

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                                     As of March 31,
                                                   1999          1998
------------------------------------------------------------------------
Health Insurance
Commercial
HMO                                               253,992       254,320
PPO                                               317,239       268,194
PAR                                               160,024       186,009
Medicaid / Medicare HMO                            32,600        31,224
Medicare supplement                               120,204       124,324
Non-Virginia                                      109,977        79,116
------------------------------------------------------------------------
   Total commercial                               994,036       943,187
Self-funded                                       687,027       670,249
Processed for other Blue Cross and Blue
         Shield Plans (ASO)                         4,659        11,891
------------------------------------------------------------------------
Total health insurance                          1,685,722     1,625,327
Government
Federal Employee Program (PPO)                    217,101       214,235
------------------------------------------------------------------------
Total                                           1,902,823     1,839,562
========================================================================

PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                                Quarter ended March 31,
-----------------------------------------------------------------------
                                                  1999           1998
-----------------------------------------------------------------------
Health Insurance
Commercial
HMO                                           $    95,073       92,921
PPO                                               121,963      103,670
PAR                                                71,665       80,940
Medicaid / Medicare HMO                            18,100       14,254
Medicare supplement                                57,018       55,247
Non-Virginia                                       36,808       26,177
-----------------------------------------------------------------------
   Total commercial                               400,627      373,209
Self-funded                                       283,394      273,604
-----------------------------------------------------------------------
Total health insurance                            684,021      646,813
Government
Federal Employee Program (PPO)                    103,967       96,229
-----------------------------------------------------------------------
Total                                         $   787,988      743,042
=======================================================================

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Premium and fee revenues increased 8.6% to $538.1 million in the first quarter of 1999 from $495.6 million in the first quarter of 1998. The $42.5 million increase is due to a combination of rate increases and enrollment growth in the Company's health insurance segment. Commercial revenue from the Virginia HMO, PPO and PAR networks increased 5.1% to $306.8 million in 1999 from $291.8 million in 1998. This increase is attributed to a 2.6% increase in member months and a 2.8% increase in average revenue per member. Non-Virginia revenues increased 40.6% to $36.8 million up from $26.2 million last year. The $10.6 million increase is a result of growth in enrollment, which can be attributed to the positive acceptance of the Company's product designs by individual health care purchasers. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 1.7% to $134.88 for the first quarter of 1999 from $132.59 for the first quarter of 1998. Excluding the impact of a changing mix of business resulting from higher than average growth in individual PPO business in-state and growth in out-of-state markets, premiums increased 3.9% quarter to quarter. Self-funded net revenues increased $7.4 million as a result of improving margins, the impact of lower medical costs creating favorable stop loss settlements and increased enrollment. The government segment's FEP revenues increased 8.0% to $104.0 million from $96.2 million in the first quarter of last year. The increase is due to increased medical costs to be reimbursed by OPM and a 1.3% increase in enrollment.

Total enrollment grew to 1,902,823 as of March 31, 1999 from 1,839,562 as of March 31, 1998. The growth was a result of a 60,395 increase in the Company's health insurance segment enrollment and a 2,866 increase in the government segment. Total commercial enrollment increased 5.4% to 994,036 members as of March 31, 1999 from 943,187 members last year as a result of favorable retention rates and improved sales reflecting focused efforts on sales training, geographical and segment targeting and ongoing enhancement to broker sales programs. The majority of the increase has come from growth in the profitable small group and individual Virginia business, up over 11.0% year over year. Enrollment in the HMO network remained relatively unchanged over the prior year. Non-Virginia enrollment increased 39.0% over the prior year and accounts for 11.1% of total commercial enrollment. Growth in PPO and Non-Virginia enrollment was offset by an expected decline of 14.0% in the Company's PAR network as members migrate into more tightly managed networks. The PAR network enrollment represents 16.1% of the Company's total commercial enrollment. The increase in self-funded enrollment of 16,778 members is a result of efforts to intensify sales efforts, target certain large groups that recognize the value of Trigon's provider networks and the Company's ability to effectively service multi-state accounts.

Investment income increased 4.0% to $22.0 million in the first quarter of 1999 from $21.1 million in the first quarter of 1998. Net realized losses were $9.9 million in the first quarter of 1999, compared to net realized gains of $29.6 million for the same period in 1998. The first quarter 1999 net realized losses reflected the Company's strategy to liquidate lower-yielding treasury securities for higher-yielding investment-grade corporate bonds and municipal bonds to enhance the return on the fixed-income portfolio.

Medical costs increased 6.7% to $430.0 million in the first quarter of 1999 from $403.1 million in the first quarter of 1998. The $26.9 million increase is the result of expected levels of medical cost inflation, growth in the health insurance segment's commercial enrollment and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 0.5% to $111.08 in 1999 from $110.57 in the first quarter of 1998. Combined with a 1.7% increase in commercial premium revenues per member per month, the loss ratio on commercial business improved to 82.4% in 1999 from 83.4% for the same period last year. The loss ratio improvement can be attributed to a combination of factors including, the favorable impact of a number of medical cost management initiatives and pricing discipline. Regarding medical cost management initiatives, the Company continues to diligently work at negotiating lower reimbursement rates with facilities and to better manage utilization. During the twelve month period ended March 31, 1999, commercial Virginia inpatient days per thousand were down 4.6% as compared to the same period last year. Outpatient cost per member declined by 3.7% for the same period due to the Company's conversion to a fixed fee schedule for services from percent of charge type arrangements. In addition, the Company is taking a more active role in working with physicians and specialists to manage medical costs and to continue implementing national medical management guidelines. To address the under-performing Mid-South business unit, stricter underwriting and pricing standards have been applied and the Company continues to take steps to improve product distribution channels and operational efficiency. While Mid-South's results for the first quarter of 1999 show some improvement over the fourth quarter of 1998, the Company continues to review a variety of options to improve this under-performing book of business.

Selling, general and administrative expenses (SG&A) increased by 11.5% to $106.3 million in the first quarter of 1999 from $95.4 million in the first quarter of 1998. The increase is a result of higher volumes and the incremental cost of certain initiatives. SG&A expenses increased by $7.0 million as a result of increased Non-Virginia volume, increased marketing and sales efforts and as a result of a higher broker commission scale for business sold in Virginia. Expenses also included $3.0 million for investment in systems, data analysis and initiatives to continue growth of operating income (defined as income before income taxes and minority interest excluding investment income, net realized gains and interest expense). Overall, the SG&A ratio was 13.4% for the first quarter of 1999 compared to 12.7% for the same period last year.

Interest expense declined to $1.2 million in the first quarter of 1999 from $1.3 million in the first quarter of 1998 as a result of favorable changes in the weighted-average interest rate during the periods on the $85 million debt outstanding.

Income before income taxes and minority interest decreased $33.0 million to $18.9 million in the first quarter of 1999 from $51.9 million in the first quarter of 1998. The decrease is a result of lower net realized gains (losses) on the sale of investments of $39.5 million offset by a $5.6 million increase in operating income. Operating income increased primarily due to improving margins in the health insurance segment resulting from pricing and medical cost management efforts.

The effective tax rate on income before income taxes and minority interest for the three months ended March 31, 1999 and 1998 was 33.5% and 33.6%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds beginning in 1998 which reduces the effective tax rate by the effect of the tax-exempt investment income earned.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A" as of March 31, 1999. The portfolio had an average contractual maturity of 6.8 years as of March 31, 1999. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of March 31, 1999, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 14.8% of the total portfolio, as compared to 14.0% as of December 31, 1998. The Company has been continuing to reallocate the portfolio during the first quarter of 1999 with a greater emphasis on domestic, tax-exempt municipal bonds and investment-grade corporate bonds.

The Company has a $300 million revolving credit agreement that expires in February 2002. As of March 31, 1999, $85 million had been borrowed and remained outstanding under this credit agreement.

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

YEAR 2000 READINESS DISCLOSURE

NOTE: Statements made throughout the Year 2000 Readiness Disclosure concerning the Year 2000 readiness of entities other than the Company (i.e., third parties) are based upon information provided to the Company by the third parties and has not been independently verified.

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

The Company began its Year 2000 initiative in late 1994. The Company has developed and continues to refine comprehensive plans to prepare the computer systems and application software for the Year 2000. Those plans address hardware and software maintained by the Company, software products licensed from external vendors and functions outsourced to external vendors. The plan also includes "infrastructure systems" and non-IT systems and equipment, which contain date-sensitive imbedded hardware or software. Due to the Company's reliance on computer systems, senior management has supported the Year 2000 plan and has committed significant financial and human resources to the goal of making the hardware and software Year 2000 ready. The Company is using both external and internal resources for the project.

Compliant versions of the majority of the Company's core systems and software were installed in production as of year end 1998. Year 2000 testing has been completed for most of these systems and products. The Year 2000 testing will continue during 1999.

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

INTERNALLY DEVELOPED APPLICATION SYSTEMS. Changes required to the mainframe computer for the membership records systems and non-HMO claims processing are being handled by internal and contract programming resources. This is the largest and most complex part of the Company's Year 2000 readiness plan. Trigon has completed approximately 99% of the Year 2000 application remediation and Year 2000 testing of these applications. The remaining remediation and testing efforts, none of which are critical to the Company's day to day business, are scheduled to be completed by August 1999.

EXTERNALLY LICENSED APPLICATION SYSTEMS. Trigon has received 99% of the vendor-certified Year 2000 compliant releases of these application systems and nearly all have been installed into production. The remaining installations are scheduled to be installed by June 1999.

In addition, the Company is in the process of replacing two non-compliant systems that could not be renovated with Year 2000 upgrades or patches. The Company anticipates replacement of these non-core systems by September 1999.

EXTERNALLY LICENSED OPERATING SYSTEM/UTILITY PRODUCTS. These products support the Company's mainframe, midrange, file server and desktop environments. Trigon has received 99% of the vendor-certified Year 2000 compliant releases (or Year 2000 patches for current releases) of these vendor software products and substantially all have been installed into production. The remaining installations are scheduled based on the vendors' shipments of the compliant versions of the products.

Trigon is conducting independent Year 2000 testing of vendor software, wherever possible, to confirm compliance and, if necessary, to assess and address the Company's potential business exposure if any of the software is non-compliant. Testing of these products began in early 1998 and will continue during 1999.

OUTSOURCED FUNCTIONS. Trigon has outsourced support for some segments of its business. These include, for example, administering certain specialty services such as pharmacy, dental and vision processing services. The Company has contacted its critical outsourcing vendors to determine their state of readiness with regard to the Year 2000 issue. For certain outsourcing arrangements, the Company has met with the vendors and conducted several reviews of their plans and progress. The Company will continue to monitor all critical vendors' progress and review their plans, as appropriate, in order to assess and address the potential business exposure for the Company if these parties fail to achieve compliance.

INFRASTRUCTURE SYSTEMS. Telephone, security, HVAC and all other infrastructure systems that the Company maintains are in the process of being upgraded, and tested, wherever possible, to assure their Year 2000 compliance. Much of this work was completed during 1998. But as in other efforts where the Company is reliant upon vendors, the remaining work will be scheduled based on the shipment of the compliant versions of equipment and software. In certain circumstances, the Company relies on third-party service providers for infrastructure systems maintenance and, accordingly, Year 2000 compliance. The Company has surveyed the critical third parties to assess and address the potential business exposure if these systems fail to achieve compliance.

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

The Company has  investments in publicly and privately  placed  securities.  The
Company may be exposed to credit risk to the extent that the Year 2000 issue materially adversely impacts the issuers of the securities.
Portfolio diversification should reduce the overall risk.

The incremental costs for the Year 2000 project were $17.0 million through March 31,1999, including $1.5 million incurred during the first quarter of 1999. Total incremental costs are expected to approximate $20.2 million through 1999, increasing to $22.0 million through 2000. The costs will be expensed as incurred and will be funded through operating cash flows.

The Company expects to identify and resolve all Year 2000 issues that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company will be identified or corrected. Depending on the volume and duration, the Company's operations could experience intermittent disruptions or be significantly impacted by incomplete or untimely resolution of the problem by internal or external parties. Specifically, without limitation, the Company's ability to process claims, prepare invoices, retain membership data, maintain accounting records, safeguard and manage its invested assets and operating cash accounts, perform utilization management, provide adequate customer service and other similar processes could be affected. The Company's plan for completion of this project is partially dependent upon the work of third parties. In addition, some of the Company's business operations are provided and maintained by outside vendors. The Company depends upon many other individuals and entities, for example hospitals, other health care providers, third party benefit administrators, pharmacies, public utilities, communications service providers, funds transfer networks, software and hardware vendors and its customers, who must address their own Year 2000 readiness issues. Lack of appropriate action on the part of others could affect the Company's ability to serve its customers. Although the Company is developing plans designed to mitigate the aforementioned risks, there can be no assurances that all potential problems will be mitigated by these procedures. The Company cannot determine the level of financial exposure relating to the possibility that vendors and other business partners with whom the Company contracts may be unable to address all pertinent Year 2000 issues.

The Company began a comprehensive contingency planning effort in the fourth quarter of 1998 to address situations that may result if the Company or its critical business partners are unable to achieve Year 2000 readiness of specific products or systems. Contingency plans will outline the procedures to follow for the most likely areas of risk. The Company expects its contingency plans to include, among other things, on call staff dedicated to problem response, manual work-arounds for information systems as well as substitution of systems or vendors, if necessary and commercially reasonable.

FORWARD-LOOKING INFORMATION

This Item, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and this Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things, statements concerning future earnings, premium rates, enrollment and medical and administrative costs. Such forward-looking statements are subject to inherent risks and uncertainties, many of which are beyond the control of the Company, that may cause actual results to differ materially from those contemplated by such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, rising health care costs, business conditions and competition in the managed care industry, government action and other regulatory issues. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in the Company's Annual Report on Form 10-K under the caption "Forward-Looking Information".

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its investing and borrowing activities, the Company is exposed to financial market risks, specifically those resulting from changes in interest rates, foreign currency exchange rates and marketable equity security prices. All of the potential changes noted below are based upon sensitivity analyses performed on the Company's financial positions as of March 31, 1999. Actual results may vary materially.

All of the Company's investments are categorized as available-for-sale. The majority of these are fixed income securities. Market risk is addressed by actively managing the duration and diversification of the portfolio. The Company has evaluated the impact on the portfolio's fair value considering a 100 basis point change in interest rates over the next twelve-month period. A hypothetical 100 basis point increase in interest rates would result in an approximate $30.3 million increase in fair value, whereas a corresponding 100 basis point decrease in interest rates would result in an approximate $177.5 million increase in fair value. This analysis includes the assumption that the 100 basis point change occurs evenly throughout the twelve-month period. The analysis also assumes investment income earned is reinvested into the portfolio thus mitigating the effects of change in fair value from an increase in interest rates or enhancing the effects of change in fair value from a decrease in interest rates over the twelve-month period. Moreover, the analysis is performed at the individual portfolio level, with only the sum of these amounts presented herein. As of March 31, 1999, approximately $10 million of the fixed-income portfolio is invested in non-U.S. dollar denominated bonds. Therefore, even a significant change in foreign exchange rates would not materially impact the fixed income portfolio's fair value.

The Company's equity portfolio is comprised of domestic and international direct equity investments as well as domestic equity-indexed investments. An immediate 10% decrease in each equity investment's value, arising from a combination of market and foreign exchange movement, would result in a fair value decrease of $24.6 million. Correspondingly, an immediate 10% increase in each equity investment's value, attributable to the same two factors, would result in a fair value increase of $24.6 million. The majority of the $55.4 million international equity portfolio is non-U.S. dollar denominated. Foreign currency forward contracts are utilized to hedge some, but not all, of the Company's foreign currency exposure.

As of March 31, 1999, the Company has long-term debt outstanding in the amount of $89.3 million. Of this amount only $1.3 million represents obligations with a fixed interest rate. Therefore, the impact of an interest rate increase or decrease upon the fair value of the Company's long-term debt would be de minimus.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number                            Description
------                            ------------

    3.2 --Amended and Restated Bylaws of Trigon Healthcare, Inc. dated April 28, 1999.


    11     --Computation of per share earnings for the three months ended
             March 31, 1999. Exhibit has been omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

     27    --Financial Data Schedule.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K:
    None filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TRIGON HEALTHCARE, INC.
                                                      Registrant




Dated: May 14, 1999                     By:  /s/ Thomas R. Byrd
                                             -----------------------------
                                             THOMAS R. BYRD
                                             SENIOR VICE PRESIDENT & CHIEF
                                               FINANCIAL OFFICER
                                               (PRINCIPAL ACCOUNTING AND
                                               FINANCIAL OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number


3.2 -- Amended and Restated Bylaws of Trigon Healthcare, Inc. dated April 28, 1999.

27   -- Financial Data Schedule.