Form 10-Q
period 1999-06-30
TRIGON HEALTHCARE INC
filed 1999-08-16
CIK 1017747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the quarterly period ended June 30, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the transition period from              to
                                                      --------------  ----------
                        Commission File Number: 001-12617

                             Trigon Healthcare, Inc.
             (Exact name of registrant as specified in its charter)

                 Virginia                                54-1773225
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



  2015 Staples Mill Road, Richmond, VA                    23230
 (Address of principal executive offices)               (Zip Code)


       (Registrant's telephone number, including area code) (804) 354-7000

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No
                                          ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Title of each class                           Outstanding at August 11, 1999
 -------------------                           ------------------------------
Class A Common Stock, $0.01 par value                41,582,622 shares

TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
SECOND QUARTER 1999 FORM 10-Q
TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Consolidated Balance Sheets as of June 30, 1999 and
            December 31, 1998                                                                 1

       Consolidated Statements of Operations for the Three Months
            and Six Months Ended June 30, 1999 and 1998                                       2

       Consolidated Statements of Changes in Shareholders' Equity for the
            Three Months and Six Months Ended June 30, 1999 and 1998                          3

       Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1999 and 1998                                               4

       Notes to Consolidated Financial Statements                                        5 - 10

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                         11 - 21

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  21 - 22

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                22

   Item 4.  Submission of Matters to a Vote of Security Holders                              23

   Item 6.  Exhibits and Reports on Form 8-K                                            23 - 24

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                         (Unaudited)
                                                                                           June 30,             December 31,
                                                                                             1999                   1998
                                                                                     --------------------   --------------------
                                   Assets
                                   ------
 Current assets
     Cash                                                                             $            8,324                  7,500
     Investment securities, at estimated fair value                                            1,600,363              1,582,522
     Premiums and other receivables                                                              355,182                378,436
     Deferred income taxes                                                                         5,799                      -
     Other                                                                                        13,546                 10,891
                                                                                     --------------------   --------------------

            Total current assets                                                               1,983,214              1,979,349

 Property and equipment, net                                                                      51,070                 47,890
 Deferred income taxes                                                                            58,587                 55,841
 Goodwill and other intangibles, net                                                              58,870                 62,999
 Restricted investments, at estimated fair value                                                   9,724                 10,347
 Other assets                                                                                     20,703                 17,799
                                                                                     --------------------   --------------------

            Total assets                                                              $        2,182,168              2,174,225
                                                                                     ====================   ====================

                        Liabilities and Shareholders' Equity
                        ------------------------------------
 Current liabilities
     Medical and other benefits payable                                               $          495,253                468,455
     Unearned premiums                                                                           115,723                 99,464
     Accounts payable and accrued expenses                                                        63,164                 67,971
     Deferred income taxes                                                                             -                  8,022
     Other liabilities                                                                           224,873                231,151
                                                                                     --------------------   --------------------

       Total current liabilities                                                                 899,013                875,063

 Obligations for employee benefits, noncurrent                                                    64,300                 55,022
 Medical and other benefits payable, noncurrent                                                   68,317                 75,212
 Long-term debt                                                                                   89,339                 89,339
 Minority interest in subsidiary                                                                   9,233                  8,365
                                                                                     --------------------   --------------------
            Total liabilities                                                                  1,130,202              1,103,001
                                                                                     --------------------   --------------------

 Shareholders' equity
     Common stock                                                                                    418                    423
     Capital in excess of par                                                                    837,689                839,187
     Retained earnings                                                                           212,969                202,554
     Unearned compensation                                                                        (2,492)                     -
     Accumulated other comprehensive income (note 6)                                               3,382                 29,060
                                                                                     --------------------   --------------------

             Total shareholders' equity                                                        1,051,966              1,071,224

 Commitments and contingencies (note 7)
                                                                                     --------------------   --------------------

             Total liabilities and shareholders' equity                               $        2,182,168              2,174,225
                                                                                     ====================   ====================

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                                ------------------------------        ------------------------------

                                                                     1999             1998                1999               1998
                                                                ------------       ----------         -----------       ------------
Revenues

    Premium and fee revenues
      Commercial                                                $   416,933          377,912             817,560           751,121
      Federal Employee Program                                      110,325          106,116             214,292           202,345
      Amounts attributable to self-funded arrangements              312,402          268,627             595,796           542,231
      Less:  amounts attributable to claims under
                  self-funded arrangements                         (276,862)        (242,269)           (526,712)         (489,684)
                                                                 ----------         ---------          ----------       -----------
                                                                    562,798          510,386           1,100,936         1,006,013
    Investment income                                                23,442           21,399              45,402            42,507
    Net realized gains (losses)                                      (4,191)           4,591             (14,109)           34,219
    Other revenues                                                    5,843            5,939              12,173            11,317
                                                                 ----------         ---------          ----------       -----------
        Total revenues                                              587,892          542,315           1,144,402         1,094,056

Expenses
    Medical and other benefit costs
      Commercial                                                    341,267          314,571             671,211           625,808
      Federal Employee Program                                      104,514          101,005             204,600           192,874
                                                                 ----------         ---------          ----------       -----------
                                                                    445,781          415,576             875,811           818,682
    Selling, general and administrative expenses                    112,962           93,920             219,280           189,301
    Interest expense                                                  1,177            1,336               2,377             2,673
                                                                 ----------         ---------          ----------       -----------
        Total expenses                                              559,920          510,832           1,097,468         1,010,656
                                                                 ----------         ---------          ----------       -----------

Income before income taxes and minority interest                     27,972           31,483              46,934            83,400

    Income tax expense                                                9,193           10,270              15,541            27,697
                                                                 ----------         ---------          ----------       -----------
Income before minority interest                                      18,779           21,213              31,393            55,703

    Minority interest                                                   477              502               1,012               943
                                                                 ----------         ---------          ----------       -----------
Net income                                                      $    18,302           20,711              30,381            54,760
                                                                 ==========         =========          ==========       ===========
 Earnings per share (note 5)
    Basic                                                       $      0.43             0.49                0.72              1.29
                                                                 ==========         =========          ==========       ===========
    Diluted                                                     $      0.43             0.48                0.71              1.28
                                                                 ==========         =========          ==========       ===========

Weighted average number of common shares outstanding
    Basic                                                            42,178           42,300              42,178            42,300
                                                                 ==========         =========          ==========       ===========
    Diluted                                                          42,827           42,858              42,832            42,735
                                                                 ==========         =========          ==========       ===========



See notes to consolidated financial statements
                                       2

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)




                                                                                       1999                         1998
                                                                             -------------------------   --------------------------
Balance at April 1                                                             $            1,069,556                      986,542

Net income                                                                                     18,302                       20,711
Net unrealized gains (losses) on investment
   securities, net of income taxes                                                            (13,386)                       4,545
                                                                             -------------------------   --------------------------

   Comprehensive income                                                                         4,916                       25,256
                                                                             -------------------------   --------------------------

Purchase and reissuance of common stock under employee
   benefit plans, including tax benefits and net of amortization                               (2,185)                        (717)
Change in common stock held by consolidated grantor trusts                                       (350)                        (176)
Purchase and retirement of common stock                                                       (19,971)                           -
                                                                             -------------------------   --------------------------

Balance at June 30                                                             $            1,051,966                    1,010,905
                                                                             =========================   ==========================


Balance at January 1                                                           $            1,071,224                      958,737

Net income                                                                                     30,381                       54,760
Net unrealized losses on investment
   securities, net of income taxes                                                            (25,678)                        (660)
                                                                             -------------------------   --------------------------

   Comprehensive income                                                                         4,703                       54,100
                                                                             -------------------------   --------------------------

Adjustment to cash payments to eligible policyholders in
   lieu of common stock in the Demutualization                                                      -                         (705)
Purchase and reissuance of common stock under employee
   benefit plans, including tax benefits and net of amortization                               (3,220)                        (773)
Change in common stock held by consolidated grantor trusts                                       (770)                        (454)
Purchase and retirement of common stock                                                       (19,971)                           -
                                                                             -------------------------   --------------------------

Balance at June 30                                                             $            1,051,966                    1,010,905
                                                                             =========================   ==========================




See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                                         Six Months Ended June 30,
                                                                               -------------------------------------------
                                                                                       1999                   1998
                                                                               --------------------   --------------------
Net income                                                                      $           30,381                 54,760
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                                            9,929                  8,704
    Amortization of unearned compensation                                                      465                      -
    Accretion of discounts and amortization of premiums, net                                (6,330)               (11,513)
    Change in allowance for doubtful accounts receivable                                     1,212                   (390)
    Decrease in premiums and other receivables                                              24,152                 12,416
    Increase in other assets                                                                (6,300)                (6,691)
    Increase in medical and other benefits payable                                          19,903                 38,537
    Increase in unearned premiums                                                           16,259                  4,982
    Increase (decrease) in accounts payable and accrued expenses                            (3,892)                 4,747
    Increase (decrease) in other liabilities                                                (8,324)                 7,063
    Change in deferred income taxes                                                         (1,944)                 1,654
    Increase in minority interest                                                            1,012                    943
    Increase in obligations for employee benefits                                            9,278                  7,243
    (Gain) loss on disposal of property and equipment and other assets                          78                    (31)
    Net realized (gains) losses                                                             14,109                (34,219)
                                                                               --------------------   --------------------
            Net cash provided by operating activities                                       99,988                 88,205
                                                                               --------------------   --------------------

Cash flows from investing activities
  Proceeds from sale of property and equipment and other assets                                221                     98
  Capital expenditures                                                                      (9,564)                (8,001)
  Investment securities purchased                                                       (1,898,243)            (1,818,468)
  Proceeds from investment securities sold                                               1,388,003              1,168,616
  Maturities of fixed income securities                                                    441,527                571,670
                                                                               --------------------   --------------------
            Net cash used in investing activities                                          (78,056)               (86,085)
                                                                               --------------------   --------------------

Cash flows from financing activities
  Payments to members in lieu of common stock
       pursuant to Plan of Demutualization                                                       -                   (705)
  Purchase and reissuance of common stock under employee
       benefit plans, including tax benefits                                                (3,685)                  (773)
  Change in common stock purchased by consolidated grantor trusts                             (770)                  (454)
  Purchase and retirement of common stock                                                  (19,971)                     -
  Change in outstanding checks in excess of bank balance                                     3,318                 (4,644)
                                                                               --------------------   --------------------
            Net cash used in financing activities                                          (21,108)                (6,576)
                                                                               --------------------   --------------------

Net increase (decrease) in cash                                                                824                 (4,456)
Cash - beginning of period                                                                   7,500                  7,010
                                                                               --------------------   --------------------
Cash - end of period                                                            $            8,324                  2,554
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

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months and six months ended June 30,1999 are not necessarily indicative of the results for the full year.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   LONG TERM DEBT

     The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. As of June 30, 1999, $85 million had been borrowed and remained outstanding under the credit agreement. The weighted average interest rate for the period the borrowings were outstanding during the three months ended June 30, 1999 and 1998 was 5.15% and 5.89%, respectively and 5.23% and 5.92% for the six months ended June 30, 1999 and 1998, respectively.

     The Company borrowed an additional $80 million under the revolving credit agreement in July 1999 increasing the total outstanding under this agreement to $165 million as of July 31, 1999. The additional borrowings will be used primarily to fund the stock repurchase program (note 4).

3.   INCOME TAXES

     The effective tax rate on income before income taxes and minority interest for the three months ended June 30, 1999 and 1998 was 32.9% and 32.6%, respectively. The effective tax rate on income before income taxes and minority interest for the six months ended June 30, 1999 and 1998 was 33.1% and 33.2%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds which reduces the effective tax rate by the effect of the tax-exempt investment income earned.

     In conjunction with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia (Commonwealth Payment) which was expensed and paid in prior years. During 1998, the Company amended its 1996 federal tax return to claim the $175 million Commonwealth Payment as a deduction. The Internal Revenue Service (IRS) has denied this deduction during the course of its audit of the Company. The Company continues to pursue the deduction. In addition, the Company is working with the IRS to resolve certain other tax issues that could result in a substantial favorable settlement to the Company. The Company cannot predict how long the settlement process will take or whether favorable settlements will be achieved. The Company has not recognized the impact of the settlements, if any, in the consolidated financial statements.

4.   CAPITAL STOCK

     The Company commenced its previously suspended stock repurchase program in June 1999. Under the program, up to ten percent of the Company's common stock may be repurchased. The purchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions and may be discontinued at any time. The repurchases are subject to restrictions relating to volume, price and timing. Pursuant to the stock repurchase program, the Company purchased and retired 538,200 shares of its common stock during the second quarter of 1999 for approximately $20.0 million. The excess of the cost of the acquired shares over par value is charged to retained earnings.

     On February 17, 1999, the Board of Directors granted 89,939 shares of the Company's common stock as restricted stock awards in accordance with the provisions of the 1997 Stock Incentive Plan (Incentive Plan). The shares vest on a pro-rata basis over three years. The recipients of the restricted stock awards generally may not dispose or otherwise transfer the restricted stock until vested. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period. Amortization was $300,975 and $465,275 for the three months and six months ended June 30, 1999, respectively.

5.   NET INCOME AND NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 1999 and June 30, 1998 (in thousands, except per share data):

                                                               Three Months Ended June 30       Six Months Ended June 30
                                                               --------------------------       ------------------------
                                                                      1999            1998           1999           1998
        -----------------------------------------------------------------------------------------------------------------
        Numerator for basic and diluted earnings per
             share - net income                           $         18,302          20,711         30,381         54,760
        =================================================================================================================

        Denominator
             Denominator for basic earnings per share -
                   weighted average shares                          42,178          42,300         42,178         42,300
             Effect of dilutive securities
                Employee and director stock options                    604             558            609            435
                Restricted stock awards                                 45               -             45              -
        -----------------------------------------------------------------------------------------------------------------
             Denominator for diluted earnings per
                   share                                            42,827          42,858         42,832         42,735
        -----------------------------------------------------------------------------------------------------------------
        Basic net income per share                        $           0.43            0.49            .72           1.29
        =================================================================================================================
        Diluted net income per share                      $           0.43            0.48            .71           1.28
        =================================================================================================================

     Shares of nonvested restricted stock are not considered outstanding in computing the weighted average number of common shares for basic earnings per share.

6.   COMPREHENSIVE INCOME

     The reclassification entries under SFAS No. 130, REPORTING COMPREHENSIVE INCOME, for the three months ended June 30, 1999 and 1998 were as follows (in thousands):


                                                                                         1999            1998
     ---------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on investment securities, net of income taxes
         Net unrealized holding gains (losses) arising during the period, net
             of income taxes (benefit) of $(9,472) and $4,074                      $  (16,110)           7,529
         Less:  reclassification adjustment for net gains (losses) included
             in net income, net of income taxes (benefit) of $(1,467) and              (2,724)           2,984
             $1,607
     ---------------------------------------------------------------------------------------------------------

     Net unrealized gains (losses) on investment securities, net of income taxes   $  (13,386)           4,545
     =========================================================================================================

     The reclassification entries under SFAS No. 130, REPORTING COMPREHENSIVE INCOME, for the six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                                                                         1999            1998
     ---------------------------------------------------------------------------------------------------------
     Net unrealized losses on investment securities, net of income taxes
         Net unrealized holding gains (losses) arising during the period,
             net of income taxes (benefit) of $(19,561) and $11,621             $    (34,849)          21,582
         Less:  reclassification adjustment for net gains (losses) included
             in net income, net of income taxes (benefit) of $(4,938) and             (9,171)          22,242
             $11,977
     ---------------------------------------------------------------------------------------------------------

     Net unrealized losses on investment securities, net of income taxes        $    (25,678)            (660)
     =========================================================================================================



     The components of accumulated other comprehensive income as of June 30, 1999 and December 31, 1998 were as follows (in thousands):

                                                                                   June 30,     December 31,
                                                                                       1999             1998
     --------------------------------------------------------------------------------------------------------
     Net unrealized gain on investment securities, net of deferred income
          taxes of $1,643 and $16,265                                        $        4,531           30,209
     Minimum pension liability, net of deferred income taxes of $619                 (1,149)          (1,149)
     --------------------------------------------------------------------------------------------------------

     Accumulated other comprehensive income                                  $        3,382           29,060
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

8.   SEGMENT INFORMATION

     The following table presents information by reportable segment for the three months and six months ended June 30, 1999 and 1998 (in thousands):



                                                            Health     Government                     All
                                                         Insurance      Programs   Investments       Other       Total
     ----------------------------------------------------------------------------------------------------------------------
     Three months ended June 30,
     1999
          Revenues from external customers             $   452,684       110,325             -       5,213     568,222
          Investment income and net realized losses              -             -        19,251           -      19,251
          Intersegment revenues                              3,221             -             -       1,527       4,748
          Depreciation and amortization expense              3,848            67             5         369       4,289
          Income (loss) before income taxes and
           minority interest                                18,029          (620)       19,251         207      36,867

     1998
          Revenues from external customers             $   404,555       106,116             -       5,235     515,906
          Investment income and net realized gains               -             -        25,990           -      25,990
          Intersegment revenues                              2,979             -             -       1,355       4,334
          Depreciation and amortization expense              3,756            57             6         287       4,106
          Income before income taxes and minority
           interest                                         13,051         1,457        25,990         367      40,865

     Six months ended June 30,
     1999
          Revenues from external customers             $   887,119       214,292             -      10,861   1,112,272
          Investment income and net realized losses              -             -        31,293           -      31,293
          Intersegment revenues                              6,012             -             -       2,981       8,993
          Depreciation and amortization expense              9,534           135             9         712      10,390
          Income before income taxes and minority
           interest                                         32,738            87        31,293         864      64,982

     1998
          Revenues from external customers             $   803,868       202,345             -      10,580   1,016,793
          Investment income and net realized gains               -             -        76,726           -      76,726
          Intersegment revenues                              5,352             -             -       2,950       8,302
          Depreciation and amortization expense              7,790           116             9       1,062       8,977
          Income before income taxes and minority
           interest                                         23,428         2,175        76,726         135     102,464
     ----------------------------------------------------------------------------------------------------------------------


     A reconciliation of reportable segment total revenues, income before income taxes and minority interest, and depreciation and amortization expense to the corresponding amounts included in the consolidated statements of operations for the three months and six months ended June 30, 1999 and 1998 is as follows (in thousands):


                                                                    Three Months Ended June          Six Months Ended
                                                                                        30,                  June 30,
                                                                  ----------------------------------------------------
                                                                          1999         1998         1999         1998
     -----------------------------------------------------------------------------------------------------------------
      Revenues
          Reportable segments
             External revenues                                  $      568,222      515,906    1,112,272    1,016,793
             Investment revenues                                        19,251       25,990       31,293       76,726
             Intersegment revenues                                       4,748        4,334        8,993        8,302
          Other corporate revenues                                         419          419          837          537
          Elimination of intersegment revenues                          (4,748)      (4,334)      (8,993)      (8,302)
     -----------------------------------------------------------------------------------------------------------------

      Total revenues                                            $      587,892      542,315    1,144,402    1,094,056
     =================================================================================================================

      Profit or Loss
          Reportable segments                                   $       36,867       40,865       64,982      102,464
          Corporate expenses not allocated to segments                  (7,718)      (8,046)     (15,671)     (16,391)
          Unallocated amount - interest expense                         (1,177)      (1,336)      (2,377)      (2,673)
     -----------------------------------------------------------------------------------------------------------------

      Income before income taxes and minority interest          $       27,972       31,483       46,934       83,400
     =================================================================================================================

      Depreciation and amortization expense
          Reportable segments                                   $        4,289        4,106       10,390        8,977
          Not allocated to segments                                       (199)        (472)        (461)        (273)
     -----------------------------------------------------------------------------------------------------------------

      Depreciation and amortization expense                     $        4,090        3,634        9,929        8,704
     =================================================================================================================



     On May 7, 1999, the Company announced that it would discontinue its role as a claims processing intermediary for the federal government with the Medicare Part A program in Virginia and West Virginia, effective August 31, 1999. The Medicare Part A benefits for individuals in those states will remain the same; a different intermediary will process the claims. Additionally, the Company will discontinue its role as the primary provider of computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross Blue Shield plans after November 1999. This decision does not affect the Company's medicare supplement product. Individuals with this type of coverage have private contracts with the Company and their benefits remain unchanged.

     This decision to discontinue as an intermediary reflects the Company's sharpened focus on its commercial managed health care business. As a result, 145 employee positions will be eliminated in the Company's Medicare Part A division. The Company expects that the decision will not have a material impact on the financial condition and results of operations of the Company.

9.  SUBSEQUENT EVENT

     On July 2, 1999, the Company announced that it would withdraw its Medicare+Choice HMO product effective January 1, 2000 due to concerns about reduced government reimbursements for Medicare+Choice plans. The approximately 2,700 members, all in the Richmond, Virginia area, that are affected will continue to be covered through December 31, 1999. The decision will not have a material impact on the financial condition and results of operations of the Company.

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

The Company divides its business into four reportable segments: health insurance, government programs, investments and all other. Its health insurance segment offers several network products, including health maintenance organizations (HMO), preferred provider organizations (PPO) and traditional indemnity products with access to the Company's participating provider network
(PAR) as well as medicare supplement plans. The government programs segment includes the Federal Employee Program (FEP) and claims processing for Medicare. Through its participation in the national contract between the Blue Cross and Blue Shield Association and the U.S. Office of Personnel Management (OPM), the Company provides health benefits to federal employees in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit. The Company currently processes Medicare Part A claims for beneficiaries in Virginia and West Virginia. Additionally, the Company currently provides computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross Blue Shield plans. As an administrative agent for Medicare, the Company allocates operating expenses to determine reimbursement due for services rendered in accordance with the contract. Medicare claims processed are not included in the consolidated statements of operations and the reimbursement of allocated operating expenses is recorded as a reduction of the Company's selling, general and administrative expenses. All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other health-related business including third-party administration for medical and workers compensation, life and disability insurance, disease management, health promotion and similar products, are reflected in an "all other" category.

Within the Company's health insurance network product offerings, employer groups may choose various funding options ranging from fully-insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the customers bear all or portions of the claims risk.

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                                        As of June 30,
                                             ----------------------------------
                                                         1999             1998
-------------------------------------------------------------------------------
HEALTH INSURANCE
Commercial
HMO                                                   260,853          257,384
PPO                                                   325,202          276,155
PAR                                                   157,348          180,535
Medicaid / Medicare HMO                                52,250           31,583
Medicare supplement                                   119,558          123,658
Non-Virginia                                          104,057           93,044
-------------------------------------------------------------------------------
   Total commercial                                 1,019,268          962,359
Self-funded                                           693,834          669,754
Processed for other Blue Cross and Blue
         Shield Plans (ASO)                             4,731            9,318
-------------------------------------------------------------------------------
Total health insurance                              1,717,833        1,641,431
GOVERNMENT
Federal Employee Program (PPO)                        216,468          213,793
===============================================================================
Total                                               1,934,301        1,855,224
===============================================================================

 PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                                       Three months ended              Six months ended
                                                            June 30,                        June 30,
                                                 ------------------------------- ------------------------------
                                                          1999            1998           1999            1998
---------------------------------------------------------------------------------------------------------------
HEALTH INSURANCE
Commercial
HMO                                                $     98,409          93,083        193,482         186,004
PPO                                                     127,292         106,917        249,255         210,587
PAR                                                      71,278          79,480        142,943         160,420
Medicaid / Medicare HMO                                  27,917          13,985         46,017          28,239
Medicare supplement                                      57,397          55,922        114,415         111,169
Non-Virginia                                             34,640          28,525         71,448          54,702
---------------------------------------------------------------------------------------------------------------
   Total commercial                                     416,933         377,912        817,560         751,121
Self-funded                                             312,402         268,627        595,796         542,231
---------------------------------------------------------------------------------------------------------------
Total health insurance                                  729,335         646,539      1,413,356       1,293,352
GOVERNMENT
Federal Employee Program (PPO)                          110,325         106,116        214,292         202,345
===============================================================================================================
Total                                              $    839,660         752,655      1,627,648       1,495,697
===============================================================================================================

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Premium and fee revenues increased 10.3% to $562.8 million in the second quarter of 1999 from $510.4 million in the second quarter of 1998. The $52.4 million increase is due to a combination of rate increases and enrollment growth in the Company's health insurance segment. Commercial revenue from the Virginia HMO, PPO and PAR networks increased 10.7% to $324.9 million in 1999 from $293.5 million in 1998. This increase is attributed to a 6.3% increase in member months and a 4.0% increase in average revenue per member. Non-Virginia revenues increased 21.4% to $34.6 million up from $28.5 million last year. The $6.1 million increase is a result of growth in enrollment, which can be attributed to the positive acceptance of the Company's product designs by individual health care purchasers. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 3.7% to $137.19 for the second quarter of 1999 from $132.30 for the second quarter of 1998. Excluding the impact of a changing mix of business resulting from higher than average growth in individual PPO business in-state and growth in out-of-state markets, premiums on a per member per month basis increased 5.2% quarter to quarter. Self-funded net revenues increased $9.2 million as a result of improving margins, the impact of lower medical costs creating favorable stop loss settlements and increased enrollment. The government segment's FEP revenues increased 4.0% to $110.3 million from $106.1 million in the second quarter of last year. The increase is due to increased medical costs to be reimbursed by OPM and a 1.3% increase in enrollment.

Total enrollment grew to 1,934,301 as of June 30, 1999 from 1,855,224 as of June 30, 1998. The growth was a result of a 76,402 increase in the Company's health insurance segment enrollment and a 2,675 increase in the government segment. Total commercial enrollment increased 5.9% to 1,019,268 members as of June 30, 1999 from 962,359 members last year as a result of favorable retention rates and improved sales reflecting favorable customer reaction to moderate rate increases and focused efforts on sales training, geographical and segment targeting and ongoing enhancement to broker sales programs. The majority of the increase has come from growth in the profitable small group and individual Virginia business, up over 13.2% year over year. Non-Virginia enrollment increased 11.8% over the prior year and accounts for 10.2% of total commercial enrollment. Growth in PPO and Non-Virginia enrollment was offset by an expected decline of 12.8% in the Company's PAR network as members migrate into more tightly managed networks. The PAR network enrollment represents 15.4% of the Company's total commercial enrollment. The increase in self-funded enrollment of 24,080 members is a result of efforts to intensify sales efforts, target certain large groups that recognize the value of Trigon's provider networks and the Company's ability to effectively service multi-state accounts.

Investment income increased 9.5% to $23.4 million in the second quarter of 1999 from $21.4 million in the second quarter of 1998. Net realized losses were $4.2 million in the second quarter of 1999, compared to net realized gains of $4.6 million for the same period in 1998. The second quarter 1999 net realized losses reflected continued repositioning of the investment portfolio resulting in increased investments in higher-yielding corporate bonds and shorter maturity instruments.

Medical costs increased 7.3% to $445.8 million in the second quarter of 1999 from $415.6 million in the second quarter of 1998. The $30.2 million increase is the result of expected levels of medical cost inflation, growth in the health insurance segment's commercial enrollment and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 2.0% to $112.29 in 1999 from $110.13 in the second quarter of 1998. Combined with a 3.7% increase in commercial premium revenues per member per month, the loss ratio on commercial business improved to 81.9% in 1999 from 83.2% for the same period last year. The loss ratio improvement can be attributed to a combination of factors including the favorable impact of a number of medical cost management initiatives and pricing discipline. Regarding medical cost management initiatives, the Company continues to diligently work at negotiating lower reimbursement rates with facilities and to better manage utilization. During the twelve month period ended June 30, 1999, commercial Virginia inpatient days per thousand were down 3.4% as compared to the same period last year. Outpatient cost per member declined by 2.7% for the same period due to the Company's conversion to a fixed fee schedule for services from percentage of charge type arrangements. In addition, the Company is taking a more active role in working with physicians and specialists to manage medical costs and to continue implementing national medical management guidelines. To address the under-performing Mid-South business unit, the Company has implemented stricter underwriting and pricing standards and has taken a number of steps to improve operational efficiency. These steps include placing all individual business on Virginia operating systems and systematically bringing the group membership and claims processing functions in-house from various third party administrators. In addition, Mid-South has served six-month notices that it is exiting the unprofitable group markets in Tennessee, Georgia and Alabama. Efforts are also underway to develop proprietary provider networks within North Carolina as well as other actions.

Selling, general and administrative expenses (SG&A) increased by 20.3% to $113.0 million in the second quarter of 1999 from $93.9 million in the second quarter of 1998. The increase is primarily due to three factors: costs associated with a continued reconfiguration of the southeast business, strong growth in commission-based individual and small group business and additional investments being made given continued favorable medical cost trends. Overall, the SG&A ratio was 13.4% for the second quarter of 1999 compared to 12.4% for the same period last year.

Interest expense declined to $1.2 million in the second quarter of 1999 from $1.3 million in the second quarter of 1998 as a result of favorable changes in the weighted-average interest rate during the periods on the $85 million debt outstanding.

Income before income taxes and minority interest decreased $3.5 million to $28.0 million in the second quarter of 1999 from $31.5 million in the second quarter of 1998. The decrease is primarily a result of lower net realized gains (losses) on the sale of investments of $8.8 million offset by a $3.1 million increase in operating income and a $2.0 million increase in investment income. Operating income increased primarily due to improving margins in the health insurance segment resulting from pricing and medical cost management efforts.

The effective tax rate on income before income taxes and minority interest for the three months ended June 30, 1999 and 1998 was 32.9% and 32.6%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Premium and fee revenues increased 9.4% to $1.1 billion in the first six months of 1999 from $1.0 billion in the first six months of 1998. The $94.9 million increase is due to a combination of rate increases and enrollment growth in the Company's health insurance segment. Commercial revenue from the Virginia HMO, PPO and PAR networks increased 7.9% to $631.7 million in 1999 from $585.3 million in 1998. This increase is attributed to a 4.5% increase in member months and a 3.3% increase in average revenue per member. Non-Virginia revenues increased 30.6% to $71.4 million up from $54.7 million last year. The $16.7 million increase is a result of growth in enrollment, which can be attributed to the positive acceptance of the Company's product designs by individual health care purchasers. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 2.7% to $136.05 for the first six months of 1999 from $132.44 for the first six months of 1998. Excluding the impact of a changing mix of business resulting from higher than average growth in individual PPO business in-state and growth in out-of-state markets, premiums on a per member per month basis increased 4.6% year to year. Self-funded net revenues increased $16.5 million as a result of improving margins, the impact of lower medical costs creating favorable stop loss settlements and increased enrollment. The government segment's FEP revenues increased 5.9% to $214.3 million from $202.3 million in the first six months of last year. The increase is due to increased medical costs to be reimbursed by OPM and a 1.3% increase in enrollment.

Investment income increased 6.8% to $45.4 million in the first six months of 1999 from $42.5 million in the first six months of 1998. Net realized losses were $14.1 million in the first six months of 1999, compared to net realized gains of $34.2 million for the same period in 1998. The net realized losses for the first six months of 1999 reflected the Company's repositioning of the investment portfolio by replacing treasury securities with municipal bonds, higher-yielding corporate bonds and shorter maturity instruments.

Medical costs increased 7.0% to $875.8 million in the first six months of 1999 from $818.7 million in the first six months of 1998. The $57.1 million increase is the result of expected levels of medical cost inflation, growth in the health insurance segment's commercial enrollment and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 1.2% to $111.70 in 1999 from $110.35 in the first six months of 1998. Combined with a 2.7% increase in commercial premium revenues per member per month, the loss ratio on commercial business improved to 82.1% in 1999 from 83.3% for the same period last year. The loss ratio improvement can be attributed to a combination of factors including, the favorable impact of a number of medical cost management initiatives and pricing discipline. Regarding medical cost management initiatives, the Company continues to diligently work at negotiating lower reimbursement rates with facilities and to better manage utilization. In addition, the Company is taking a more active role in working with physicians and specialists to manage medical costs and to continue implementing national medical management guidelines. To address the under-performing Mid-South business unit, the Company has implemented stricter underwriting and pricing standards and has taken a number of steps to improve operational efficiency. These steps include placing all individual business on Virginia operating systems and systematically bringing the group membership and claims processing functions in-house from various third party administrators. In addition, Mid-South has served six-month notices that it is exiting the unprofitable group markets in Tennessee, Georgia and Alabama. Efforts are also underway to develop proprietary provider networks within North Carolina as well as other actions.

SG&A expenses increased by 15.8% to $219.3 million in the first six months of 1999 from $189.3 million in the first six months of 1998. The increase is primarily due to three factors: costs associated with a continued reconfiguration of the southeast business, strong growth in commission-based individual and small group business and additional investments being made given continued favorable medical cost trends. Overall, the SG&A ratio was 13.4% for the first six months of 1999 compared to 12.6% for the same period last year.

Interest expense declined to $2.4 million in the first six months of 1999 from $2.7 million in the first six months of 1998 as a result of favorable changes in the weighted-average interest rate during the periods on the $85 million debt outstanding.

Income before income taxes and minority interest decreased $36.5 million to $46.9 million in the first six months of 1999 from $83.4 million in the first six months of 1998. The decrease is primarily a result of lower net realized gains (losses) on the sale of investments of $48.3 million offset by an $8.7 million increase in operating income. Operating income increased primarily due to improving margins in the health insurance segment resulting from pricing and medical cost management efforts.

The effective tax rate on income before income taxes and minority interest for the six months ended June 30, 1999 and 1998 was 33.1% and 33.2%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A" as of June 30, 1999. The portfolio had an average contractual maturity of 5.9 years as of June 30, 1999. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of June 30, 1999, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 13.3% of the total portfolio, as compared to 14.0% as of December 31, 1998.

The Company has a $300 million revolving credit agreement that expires in February 2002. As of June 30, 1999, $85 million had been borrowed and remained outstanding under this credit agreement. The Company borrowed an additional $80 million under the revolving credit agreement in July 1999 increasing the total outstanding to $165 million as of July 31, 1999. The additional borrowings will be primarily used to fund the stock repurchase program.

The Company commenced its previously suspended stock repurchase program in June 1999. Under the program, up to ten percent of the Company's common stock may be repurchased. Pursuant to the stock repurchase program, the Company purchased and retired 538,200 shares of its common stock during the second quarter of 1999 for approximately $20.0 million.

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

On May 7, 1999, the Company announced that it would discontinue its role as a claims processing intermediary for the federal government with the Medicare Part A program in Virginia and West Virginia, effective August 31, 1999. Additionally, the Company will discontinue its role as the primary provider of computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross Blue Shield plans after November 1999. Subsequent to that announcement, the Company announced on July 2, 1999 that it would withdraw its Medicare+Choice HMO product effective January 1, 2000. The Company's decision to discontinue as an intermediary reflects the Company's sharpened focus on its commercial managed health care business and its withdrawal from the Medicare+Choice plans was due to concerns about reduced government reimbursements for such plans. The Company expects that the decisions will not have a material impact on the financial condition and results of operations of the Company.

YEAR 2000 READINESS DISCLOSURE

NOTE: Statements made throughout the Year 2000 Readiness Disclosure concerning the Year 2000 readiness of entities other than the Company (i.e., third parties) are based upon information provided to the Company by the third parties. This information has not been independently verified.

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

The Company began its Year 2000 initiative in late 1994. The Company has developed and continues to refine comprehensive plans to prepare its critical computer systems and application software and key business functions for the Year 2000. Those plans address hardware and software maintained by the Company, software products licensed from external vendors and functions outsourced to external vendors. The plan also includes "infrastructure systems" and non-IT systems and equipment, which contain date-sensitive imbedded hardware or software. Due to the Company's reliance on computer systems, senior management has supported the Year 2000 plan and has committed significant financial and human resources to the goal of making the hardware and software Year 2000 ready. The Company is using both external and internal resources for the project.

Compliant versions of the majority of the Company's core systems and software were installed in production as of year end 1998. Year 2000 testing has been completed for most of these systems and products. Year 2000 testing will continue during 1999.

The Company's plan to resolve the Year 2000 issue involves four phases: inventory/assessment, remediation, testing and implementation. Uniform project management techniques are in place with overall oversight responsibility residing with the Company's Senior Vice President and Chief Information Officer. To date, the Company has fully completed the assessment and remediation phases and has made substantial progress on the final two phases as discussed below. In addition, comprehensive contingency and business resumption planning is underway for critical systems and functions.

INTERNALLY DEVELOPED APPLICATION SYSTEMS. Changes required to the mainframe computer for the membership records systems and non-HMO claims processing are being handled by internal and contract programming resources. This is the largest and most complex part of the Company's Year 2000 readiness plan. Trigon has completed 100 percent of the Year 2000 application remediation and approximately 99 percent of the Year 2000 testing of these applications. The majority of the remaining testing efforts is scheduled to be completed by September 1999; however, limited testing will continue throughout the fourth quarter of 1999.

EXTERNALLY LICENSED APPLICATION SYSTEMS. Trigon has received and installed into production all vendor-certified Year 2000 compliant releases of these application systems. In addition, the Company is in the process of replacing two non-compliant systems that could not be renovated with Year 2000 upgrades or patches. The Company anticipates that these non-core systems will be in production and Year 2000 tested by September 1999.

EXTERNALLY LICENSED OPERATING SYSTEM/UTILITY PRODUCTS. These products support the Company's mainframe, midrange, file server and desktop environments. Trigon has received 100 percent of the vendor-certified Year 2000 compliant releases of these vendor software products and all have been installed into production. The Company continues to receive Year 2000 patches for a small percentage of these products to correct problems discovered during testing. These patches are being installed as received.

Trigon is conducting independent Year 2000 testing of vendor software, wherever possible, to confirm compliance and, if necessary, to assess and address the Company's potential business exposure if any of the software is non-compliant. Testing of these products began in early 1998 and will continue during 1999.

OUTSOURCED FUNCTIONS. Trigon has outsourced support for some segments of its business. These include, for example, administering certain specialty services such as pharmacy and dental. The Company has contacted its critical outsourcing vendors to determine their state of readiness with regard to the Year 2000 issue. For certain outsourcing arrangements, the Company has met with the vendors and conducted several reviews of their plans and progress, including contingency plans. The Company will continue to monitor critical vendors' progress and review their plans, as appropriate, in order to assess and address the potential business exposure for the Company if these parties fail to achieve compliance.

INFRASTRUCTURE SYSTEMS. Telephone, security, HVAC and all other infrastructure systems that the Company maintains are in the process of being upgraded, and tested wherever possible, to assure their Year 2000 compliance. Much of this work was completed during 1998 with the remainder scheduled for completion in September 1999. But as in other efforts where the Company is reliant upon vendors, the remaining work will be scheduled based on the shipment of the compliant versions of equipment and software. In certain circumstances, the Company relies on third-party service providers for infrastructure systems maintenance and, accordingly, Year 2000 compliance. The Company has surveyed the critical third parties to assess and address the potential business exposure if these systems fail to achieve compliance.

CRITICAL BUSINESS PARTNERS. The Company also depends upon other individuals and entities who must each address their own Year 2000 readiness issues. This includes, among others, hospitals, other health care providers, third party benefit administrators, public utilities, communications service providers, funds transfer networks and customers. The Company is periodically surveying its critical business partners in an effort to determine whether such third parties are assessing and correcting any issues relating to the Year 2000 which could impact their ability to conduct business with the Company. In addition, to help health care providers better understand the significance of Year 2000 preparedness, the Company is using a number of communications vehicles to draw their attention to the issue. Trigon is also conducting face-to-face meetings and gathering pertinent documentation to evaluate the Year 2000 readiness of other critical business partners. Although the Company is communicating with its critical business partners, the Company has not received assurances from all third parties that their systems will be Year 2000 compliant in a timely manner. Lack of appropriate action on the part of third parties could impact the Company's ability to serve its customers.

The Company has investments in publicly and privately placed securities. The Company may be exposed to credit risk to the extent that the Year 2000 issue materially adversely impacts the issuers of the securities.
Portfolio diversification should reduce the overall risk.

The incremental costs for the Year 2000 project were $17.9 million through June 30,1999, including $0.9 million incurred during the second quarter of 1999. Total incremental costs are expected to approximate $20.0 million through 1999, increasing to nearly $22.0 million through 2000. The costs will be expensed as incurred and will be funded through operating cash flows.

The Company expects to identify and resolve all Year 2000 issues that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company will be identified or corrected. Depending on the volume and duration, the Company's operations could experience intermittent disruptions or be significantly impacted by incomplete or untimely resolution of the problem by internal or external parties. Specifically, without limitation, the Company's ability to process claims, prepare invoices, retain membership data, maintain accounting records, safeguard and manage its invested assets and operating cash accounts, perform utilization management, provide adequate customer service and other similar processes could be affected. The Company's plan for completion of this project is partially dependent upon the work of third parties. In addition, some of the Company's business operations are provided and maintained by outside vendors. The Company depends upon many other individuals and entities, for example hospitals, other health care providers, third party benefit administrators, pharmacies, public utilities, communications service providers, funds transfer networks, software and hardware vendors and its customers, who must address their own Year 2000 readiness issues. A lack of appropriate action on the part of others could affect the Company's ability to serve its customers. Although the Company is developing plans designed to mitigate the aforementioned risks, there can be no assurances that all potential problems will be mitigated by these procedures. The Company cannot determine the level of financial exposure relating to the possibility that vendors and other business partners with whom the Company contracts may be unable to address all pertinent Year 2000 issues.

The Company began a comprehensive contingency planning effort in the fourth quarter of 1998 to address situations that may result if the Company or its critical business partners are unable to achieve Year 2000 readiness of specific products or systems. Contingency plans will outline the procedures to follow for the most likely areas of risk. The Company's contingency planning methodology includes three types of planning: contingency planning; business resumption planning; and crossover planning. Contingency and business resumption plans each have a methodology, templates, training and facilitated workshops that have been provided to each business area. Plans outline the procedures to follow for the most likely areas of risk. The Company is writing plans to cover failures of critical systems and key business functions. The Company expects its plans to include, among other things, on call staff dedicated to problem response, manual work-arounds for information systems as well as substitution of systems or vendors, if necessary and commercially reasonable. Crossover plans cover the actions to be executed in the days immediately before and after December 31, 1999. The plans include, among other things, production schedules, data backup, system checkout processes and communication actions. As of June 30, 1999, the Company has completed approximately 75 percent of its contingency/business resumption plans for critical systems and business functions. Current scheduling calls for contingency and business resumption plans to be completed by September 1999 and crossover planning to be completed by October 1999.

FORWARD-LOOKING INFORMATION

This Item, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and this Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things, statements concerning future earnings, premium rates, enrollment and medical and administrative costs. Such forward-looking statements are subject to inherent risks and uncertainties, many of which are beyond the control of the Company, that may cause actual results to differ materially from those contemplated by such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, rising health care costs, business conditions and competition in the managed care industry, government action and other regulatory issues. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in the Company's Annual Report on Form 10-K under the caption "Forward-Looking Information."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its investing and borrowing activities, the Company is exposed to financial market risks, specifically those resulting from changes in interest rates, foreign currency exchange rates and marketable equity security prices. All of the potential changes noted below are based upon sensitivity analyses performed on the Company's investment holdings as of June 30, 1999. Actual results may vary materially.

All of the Company's investments are categorized as available-for-sale. The majority of these are fixed income securities. Market risk is addressed by actively managing the duration and diversification of the portfolio. The Company has evaluated the impact on the portfolio's fair value considering a 100 basis point change in interest rates over the next twelve-month period. A hypothetical 100 basis point increase in interest rates would result in an approximate $54.6 million increase in fair value, whereas a corresponding 100 basis point decrease in interest rates would result in an approximate $170.2 million increase in fair value. This analysis includes the assumption that the 100 basis point change occurs evenly throughout the twelve-month period. The analysis also assumes investment income earned is reinvested into the portfolio thus mitigating the effects of change in fair value from an increase in interest rates or enhancing the effects of change in fair value from a decrease in interest rates over the twelve-month period. Moreover, the analysis is performed at the individual portfolio level, with only the sum of these amounts presented herein.

The Company's equity portfolio is comprised of domestic and international direct equity investments as well as domestic equity-indexed investments. An immediate 10% decrease in each equity investment's value, arising from a combination of market and foreign exchange movement, would result in a fair value decrease of $18.9 million. Correspondingly, an immediate 10% increase in each equity investment's value, attributable to the same two factors, would result in a fair value increase of $18.9 million. The majority of the $63.1 million international equity portfolio is non-U.S. dollar denominated. Foreign currency forward contracts are utilized to hedge some, but not all, of the Company's foreign currency exposure.

As of June 30, 1999, the Company has long-term debt outstanding in the amount of $89.3 million. Of this amount only $1.3 million represents obligations with a fixed interest rate. Therefore, the impact of an interest rate increase or decrease upon the fair value of the Company's long-term debt would be de minimus.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on April 28, 1999, the following members were elected to the Board of Directors:

                                         Votes For         Votes Withheld
                                        ----------         --------------
Norwood H. Davis, Jr.                   29,049,573             260 037
Thomas G. Snead, Jr.                    29,057,786             251,824
James K. Candler                        20,890,402           8,419,208
Robert M. Freeman                       29,058,021             251,589
Jackie M. Ward                          29,057,068             252,542
Stirling L. Williamson, Jr.             29,058,083             251,527

The matters voted upon at the Annual Meeting of Shareholders and the results of the voting were as follows:

                                            Votes For          Votes Against      Votes Abstained          Nonvotes
                                            ---------          -------------      ---------------          --------
Ratification of KPMG LLP as
independent auditors of the Company
for 1999                                    29,203,783            27,224               78,603                 --



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number            Description
-------           -----------

  10.1 -- Thomas G. Snead, Jr. Employment Agreement dated May 19, 1999.

  10.2 -- Amendment No.1 to Executive Continuity Agreement Between Trigon Insurance Company and Thomas G. Snead, Jr. dated May 19, 1999.

    11 -- Computation of per share earnings for the three months and six months ended June 30, 1999. Exhibit has been omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

    27 -- Financial Data Schedule.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)   REPORTS ON FORM 8-K:
      None filed during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRIGON HEALTHCARE, INC.
                                             REGISTRANT




Dated: August 13, 1999                 By:  /s/Thomas R. Byrd
                                         ------------------------
                                         THOMAS R. BYRD
                                          SENIOR VICE PRESIDENT & CHIEF
                                            FINANCIAL OFFICER
                                          (PRINCIPAL ACCOUNTING AND
                                            FINANCIAL OFFICER)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
-------

 10.1   -- Thomas G. Snead, Jr. Employment Agreement dated May 19, 1999.

 10.2   -- Amendment No.1 to Executive Continuity Agreement Between Trigon
             Insurance Company and Thomas G. Snead, Jr. dated May 19, 1999.

   27   -- Financial Data Schedule.