Form 10-Q
period 1999-09-30
TRIGON HEALTHCARE INC
filed 1999-11-15
CIK 1017747

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-Q

(Mark One)
   [ X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the quarterly period ended September 30, 1999
                                             or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Title of each class                Outstanding at November 9, 1999
         -------------------                -------------------------------
   Class A Common Stock, $0.01 par value           39,265,922 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
THIRD QUARTER 1999 FORM 10-Q
TABLE OF CONTENTS


                                                                           Page


PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998                                                  1

      Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 1999 and 1998                  2

      Consolidated Statements of Changes in Shareholders' Equity for the
         Three Months and Nine Months Ended September 30, 1999 and 1998     3

      Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and 1998                           4

      Notes to Consolidated Financial Statements                         5-12

   Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12-22

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk  22-23

PART II. OTHER INFORMATION

   Item 1.    Legal Proceedings                                         23-24

   Item 6.    Exhibits and Reports on Form 8-K                             24

SIGNATURES

PART I.     FINANCIAL INFORMATION
Item 1.           Financial Statements

                   TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                           (Unaudited)
                                                          September 30,   December 31,
                                                              1999            1998
                                                         --------------- --------------
                         Assets
 Current assets
    Cash                                                  $      11,219          7,500
    Investment securities, at estimated fair value            1,781,167      1,582,522
    Premiums and other receivables                              421,122        378,436
    Deferred income taxes                                        24,395              -
    Other                                                        14,049         10,891
                                                         --------------- --------------

           Total current assets                               2,251,952      1,979,349

 Property and equipment, net                                     51,674         47,890
 Deferred income taxes                                           74,729         55,841
 Goodwill and other intangibles, net                             15,124         62,999
 Restricted investments, at estimated fair value                  9,963         10,347
 Other assets                                                     9,078         17,799
                                                         --------------- --------------
           Total assets                                   $   2,412,520      2,174,225
                                                         =============== ==============

          Liabilities and Shareholders' Equity
 Current liabilities
    Medical and other benefits payable                    $     543,064        468,455
    Unearned premiums                                           120,809         99,464
    Accounts payable and accrued expenses                        67,390         67,971
    Deferred income taxes                                             -          8,022
    Other liabilities                                           330,676        231,151
                                                         --------------- --------------
      Total current liabilities                               1,061,939        875,063

 Obligations for employee benefits, noncurrent                   71,110         55,022
 Medical and other benefits payable, noncurrent                  63,487         75,212
 Long-term debt                                                 249,339         89,339
 Minority interest in subsidiary                                  9,791          8,365

                                                         --------------- --------------
           Total liabilities                                  1,455,666      1,103,001
                                                         --------------- --------------

 Shareholders' equity
    Common stock                                                    405            423
    Capital in excess of par                                    837,343        839,187
    Retained earnings                                           129,614        202,554
    Unearned compensation                                        (2,250)             -
    Accumulated other comprehensive income (loss) (note 6)       (8,258)        29,060
                                                         --------------- --------------
            Total shareholders' equity                          956,854      1,071,224

 Commitments and contingencies (note 7)
                                                         --------------- --------------
            Total liabilities and shareholders' equity    $   2,412,520      2,174,225
                                                         =============== ==============



See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     For the three months and nine months ended September 30, 1999 and 1998
                    (in thousands, except per share data)



                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                     --------------------------------   -------------------------------
                                                            1999           1998            1999          1998
                                                            ----           ----            ----          ----
Revenues
   Premium and fee revenues
     Commercial                                            $  429,079       385,998     1,246,639     1,137,119
     Federal Employee Program                                 108,374       100,673       322,666       303,018
     Amounts attributable to self-funded arrangements         305,069       272,691       900,865       814,922
     Less:  amounts attributable to claims under
            self-funded arrangements                         (270,685)     (243,276)     (797,397)     (732,960)
                                                             --------      --------      --------      --------
                                                              571,837       516,086     1,672,773     1,522,099

   Investment income                                           25,457        22,182        70,859        64,689
   Net realized gains (losses)                                (12,872)          541       (26,981)       34,760
   Other revenues                                               5,985         6,197        18,158        17,514
                                                              -------       -------     ---------     ---------
       Total revenues                                         590,407       545,006     1,734,809     1,639,062

Expenses
   Medical and other benefit costs
     Commercial (note 8)                                      368,672       316,641     1,039,883       942,449
     Federal Employee Program                                 103,615        96,441       308,215       289,315
                                                            ---------       -------     ---------     ---------
                                                              472,287       413,082     1,348,098     1,231,764
   Selling, general and administrative expenses (note 8)      173,500        99,421       392,780       288,722
   Interest expense                                             2,281         1,349         4,658         4,022
                                                            ---------       -------     ---------     ---------
       Total expenses                                         648,068       513,852     1,745,536     1,524,508
                                                            ---------       -------     ---------     ---------

Income (loss) before income taxes and minority interest       (57,661)       31,154       (10,727)      114,554
   Income tax expense (benefit)                               (20,956)       10,066        (5,415)       37,763
                                                            ---------        ------        ------        ------
Income (loss) before minority interest                        (36,705)       21,088        (5,312)       76,791
   Minority interest                                              847           875         1,859         1,818
                                                            ---------        ------        ------        ------
Net income (loss)                                          $  (37,552)       20,213        (7,171)       74,973
                                                           ==========        ======        ======        ======

Earnings (losses) per share (note 5)

   Basic                                                   $    (0.91)         0.48         (0.17)         1.77
                                                           ==========          ====         =====          ====
   Diluted                                                 $    (0.91)         0.47         (0.17)         1.75
                                                           ==========          ====         =====          ====

Weighted average number of common shares outstanding

   Basic                                                       41,168        42,300        41,691        42,300
                                                               ======        ======        ======        ======
   Diluted                                                     41,168        42,735        41,691        42,735
                                                               ======        ======        ======        ======


See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) For the three months and nine months ended September 30, 1999 and 1998
                                 (in thousands)





                                                                 1999             1998
                                                            ---------------  --------------
Balance at July 1                                          $     1,051,966       1,010,905
Net income (loss)                                                  (37,552)         20,213
Net unrealized gains (losses) on investment
   securities, net of income taxes                                 (11,640)          5,795
                                                            ---------------  --------------
   Comprehensive income (loss)                                     (49,192)         26,008
                                                            ---------------  --------------

Purchase and reissuance of common stock under employee
   benefit plans, including tax benefits and net of amortization       128            (164)
Change in common stock held by consolidated grantor trusts            (231)           (227)
Purchase and retirement of common stock                            (45,817)              -
                                                            ---------------  --------------
Balance at September 30                                   $        956,854       1,036,522
                                                            ===============  ==============

Balance at January 1                                      $      1,071,224         958,737
Net income (loss)                                                   (7,171)         74,973
Net unrealized gains (losses) on investment
   securities, net of income taxes                                 (37,318)          5,135
                                                            ---------------  --------------
   Comprehensive income (loss)                                     (44,489)         80,108
                                                            ---------------  --------------
Adjustment to cash payments to eligible policyholders in
   lieu of common stock in the Demutualization                           -            (705)
Purchase and reissuance of common stock under employee
   benefit plans, including tax benefits and net of amortization    (3,092)           (937)
Change in common stock held by consolidated grantor trusts          (1,001)           (681)
Purchase and retirement of common stock                            (65,788)              -
                                                            ---------------  --------------
Balance at September 30                                   $        956,854       1,036,522
                                                            ===============  ==============



See notes to consolidated financial statements

                   TRIGON HEALTHCARE, INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            For the nine months ended September 30, 1999 and 1998
                                (in thousands)


                                                                     Nine Months Ended September 30,
                                                                  ----------------------------------
                                                                      1999                1998
                                                                  --------------     ---------------
Net income (loss)                                              $         (7,171)             74,973
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
    Depreciation and amortization                                        14,639              13,220
    Write-off of subsidiary goodwill and other intangibles               55,927                   -
    Amortization of unearned compensation                                   706                   -
    Accretion of discounts and amortization of premiums, net            (10,012)            (17,304)
    Change in allowance for doubtful accounts receivable                  2,087              (1,045)
    Increase in premiums and other receivables                          (24,953)            (22,858)
    Increase in other assets                                             (8,656)             (7,966)
    Increase in medical and other benefits payable                       62,884              60,408
    Increase in unearned premiums                                        21,345               8,645
    Increase (decrease) in accounts payable and accrued expenses           (581)             10,826
    Increase in other liabilities                                         2,318              21,553
    Change in deferred income taxes                                     (31,211)             (3,158)
    Increase in minority interest                                         1,857               1,818
    Increase in obligations for employee benefits                        16,088              10,111
    (Gain) loss on disposal of property and equipment and other assets      131                 (26)
    Net realized (gains) losses on investment securities                 26,981             (34,760)
                                                                  --------------     ---------------

            Net cash provided by operating activities                   122,379             114,437
                                                                  --------------     ---------------

Cash flows from investing activities
  Proceeds from sale of property and equipment and other assets             255                 101
  Capital expenditures                                                  (14,183)            (12,299)
  Investment securities purchased                                    (3,424,223)         (2,745,408)
  Proceeds from investment securities sold                            2,370,677           2,021,235
  Maturities of fixed income securities                                 840,045             629,608
                                                                  --------------     ---------------

            Net cash used in investing activities                      (227,429)           (106,763)
                                                                  --------------     ---------------

Cash flows from financing activities
  Payments on long-term debt                                                  -                (808)
  Proceeds from long-term debt                                          160,000                   -
  Payments to members in lieu of common stock
       pursuant to Plan of Demutualization                                    -                (705)
  Purchase and reissuance of common stock under employee
       benefit plans, including tax benefits                             (3,798)               (937)
  Change in common stock purchased by consolidated grantor trusts        (1,001)               (681)
  Purchase and retirement of common stock                               (65,788)                  -
  Change in outstanding checks in excess of bank balance                 19,356              (5,586)
                                                                  --------------     ---------------

            Net cash provided by (used in) financing activities         108,769              (8,717)
                                                                  --------------     ---------------

Net increase (decrease) in cash                                           3,719              (1,043)

Cash - beginning of period                                                7,500               7,010
                                                                  --------------     ---------------

Cash - end of period                                          $          11,219               5,967
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

   In the opinion of management, all adjustments, consisting of normal recurring adjustments and a charge related to a subsidiary discussed in note 8, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30,1999 are not necessarily indicative of the results for the full year.

   Certain prior period amounts have been reclassified to conform to the current period presentation.

2. LONG TERM DEBT

   The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. The Company borrowed an additional $160 million under the revolving credit agreement during the third quarter of 1999 increasing the total borrowed and outstanding under this agreement to $245 million as of September 30, 1999. The additional borrowings will be used in part to provide additional funding for the stock repurchase program (note 4). The weighted average interest rate on the outstanding borrowings during the three months ended September 30, 1999 and 1998 was 5.43% and 5.88%, respectively, and 5.30% and 5.91% for the nine months ended September 30, 1999 and 1998, respectively.

3. INCOME TAXES

   The effective tax rate on income (loss) before income taxes and minority interest for the three months ended September 30, 1999 and 1998 was 36.3% and 32.3%, respectively. The effective tax rate on income (loss) before income taxes and minority interest for the nine months ended September 30, 1999 and 1998 was 50.5% and 33.0%, respectively. The effective tax rate for the quarter and nine months ended September 30, 1999, excluding the Mid-South charge (note 8), was 31.5% and 32.6%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds which reduces the effective tax rate by the effect of the tax-exempt investment income earned.

   In conjunction with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia (Commonwealth Payment) which was expensed and paid in prior years. The Company amended its 1996 federal tax return to claim the $175 million Commonwealth Payment as a deduction. The Internal Revenue Service (IRS) has denied this deduction during the course of its audit of the Company. The Company continues to pursue the deduction. In addition, the Company is pursuing another claim that relates to substantial other deductions over a 10-year period. If the Company is successful on this claim, the amount recovered will be substantial and material in relation to the Company's financial condition and results of operations. Favorable resolution of the claims is subject to various uncertainties, including whether the IRS or the courts will recognize the deductions and how long it will take to resolve the claims. While the Company believes that its claims have merit, it cannot predict the ultimate outcome of the claims. The Company has not recognized the impact of the claims, if any, in the consolidated financial statements.

4.    CAPITAL STOCK

   The Company commenced its previously suspended stock repurchase program in June 1999. Under the program, up to ten percent of the Company's common stock may be repurchased. The purchases may be made from time to time at prevailing prices in the open market, by block purchase or in private transactions and may be discontinued at any time. The repurchases are subject to restrictions relating to volume, price, timing and debt covenant requirements. During the third quarter of 1999, the Company purchased 1,289,300 shares of its common stock for approximately $45.8 million bringing the total shares purchased as of September 30, 1999 to 1,827,500 at a cost of approximately $65.8 million. The excess of the cost of the acquired shares over par value is charged to retained earnings.

   On February 17, 1999, the Board of Directors granted 89,939 shares of the Company's common stock as restricted stock awards in accordance with the provisions of the 1997 Stock Incentive Plan (Incentive Plan). The shares vest on a pro-rata basis over three years. The recipients of the restricted stock awards generally may not dispose or otherwise transfer the restricted stock until vested. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period. Amortization for the three months and nine months ended September 30, 1999 was $241,114 and $706,353, respectively.

5. NET INCOME AND NET INCOME PER SHARE

   The following table sets forth the computation of basic and diluted earnings (losses) per share for the three months and nine months ended September 30, 1999 and 1998 (in thousands, except per share data):

                                           Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                               1999      1998       1999      1998
      -----------------------------------------------------------------------------
      Numerator for basic and diluted
          earnings (losses) per
             share - net income
             (loss)                     $   (37,552)   20,213     (7,171)   74,973
      =============================================================================

      Denominator
         Denominator for basic
             earnings (losses) per
             share - weighted average
             shares                          41,168    42,300     41,691    42,300
         Effect of dilutive securities
            Employee and director
             stock options                        -       435          -       435
            Restricted stock awards               -         -          -         -
      -----------------------------------------------------------------------------
         Denominator for diluted
             earnings (losses) per
             share                           41,168    42,735     41,691    42,735
      -----------------------------------------------------------------------------
      Basic net income (loss) per
          share                        $      (0.91)     0.48      (0.17)     1.77
      =============================================================================
      Diluted net income (loss) per
          share                        $      (0.91)     0.47      (0.17)     1.75
      =============================================================================

   Shares of nonvested restricted stock are not considered outstanding in computing the weighted average number of common shares for basic earnings (losses) per share. Additionally, the computation of diluted losses per share for the three months and nine months ended September 30, 1999 does not consider the common share equivalents of stock options and restricted stock awards as the effects of assumed conversion would be antidilutive.

6. COMPREHENSIVE INCOME

   The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the three months ended September 30, 1999 and 1998 were as follows (in thousands):

                                                         1999        1998
   -------------------------------------------------------------------------
   Net unrealized gains (losses) on investment
      securities, net of income taxes
       Net unrealized holding gains (losses) arising
          during the period, net of income taxes
          (benefit) of $(9,975) and $3,310           $ (20,007)      6,147
       Less:  reclassification adjustment for net
          gains (losses) included in net income
          (loss), net of income taxes (benefit) of
          $(4,505) and $189                             (8,367)        352
   -------------------------------------------------------------------------
   Net unrealized gains (losses) on investment
      securities, net of income taxes                $ (11,640)      5,795
   =========================================================================

   The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                                         1999        1998
   -------------------------------------------------------------------------
   Net unrealized gains (losses) on investment
      securities, net of income taxes
       Net unrealized holding gains (losses) arising
          during the period, net of income taxes
          (benefit) of $(29,536) and $14,931          $ (54,856)     27,729
       Less:  reclassification adjustment for net
          gains (losses) included in net income, net
          of income taxes (benefit) of $(9,443) and
          $12,166                                       (17,538)     22,594
   -------------------------------------------------------------------------
   Net unrealized gains (losses) on investment
      securities, net of income taxes                 $ (37,318)      5,135
   =========================================================================

   The components of accumulated other comprehensive income (loss) as of September 30, 1999 and December 31, 1998 were as follows (in thousands):

                                                    September 30,  December 31,
                                                        1999          1998
   ------------------------------------------------------------------------
   Net unrealized gain (loss) on investment
      securities, net of deferred income taxes
      (benefit) of $(3,827) and $16,265              $ (7,109)      30,209
   Minimum pension liability, net of deferred
      income taxes of $619                             (1,149)      (1,149)
   ------------------------------------------------------------------------
   Accumulated other comprehensive income (loss)     $ (8,258)      29,060
   ========================================================================

7. LITIGATION

   The Company is the defendant in one lawsuit that has been filed by a self-funded employer group in connection with the Company's past practices regarding provider discounts. The suit claims that the Company was obligated to credit the self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plan. The suit seeks an audit and unspecified compensatory, punitive and other damages. The Company is also presently the subject of four other claims by self-funded employer groups related to the Company's past practices regarding provider discounts. The Company is communicating with these groups and lawsuits have not been filed in connection with these claims. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the financial condition and results of operations of the Company.

   The Company and certain of its subsidiaries are involved in various other legal actions occurring in the normal course of their business. While the ultimate outcome of such litigation cannot be predicted with certainty, in the opinion of Company management, after consultation with counsel responsible for such litigation, the outcome of those actions is not expected to have a material adverse effect on the financial condition and results of operations of the Company.

8.    Mid-South Exit of Health Insurance Market

   On October 5, 1999, the Company announced that Mid-South Insurance Company, a subsidiary headquartered in Fayetteville, North Carolina, intends to exit the health insurance market with a targeted effective date of April 30, 2000 for group business and with the targeted or actual effective dates for the exit of individual business to vary depending upon the regulations of each affected state. The subsidiary has approximately 100,000 members, mostly small group and individual members in rural areas of several Southeastern states. The announcement followed the development and board of director approval of a comprehensive exit plan in September 1999. After taking a number of steps to improve the performance of Mid-South and assessing various alternatives, it was concluded that Mid-South could not bring its financial performance up to expectations within a reasonable time frame. The exit would permit the Company to intensify its focus on its successful business in Virginia and pursue more substantial opportunities for growth in the surrounding regions. The announcement resulted in a pretax charge to operations during the third quarter of 1999 of $79.9 million or $51.9 million net of tax. The charge includes costs associated with the write-off of goodwill and other intangibles determined not to be recoverable, closed pool reserves for the run-off of the excess of expected claims and maintenance costs over premiums on this business and certain other costs associated with the exit. The Company recognized the charge for goodwill and other intangibles and certain other costs associated with the exit in selling, general and administrative expenses and recognized the closed pool reserves in medical and other benefit costs in the accompanying statements of operations.

   A summary of the exit costs on a pretax basis for the three months and nine months ended September 30, 1999 follows (in thousand):

   Goodwill and other
     intangibles               $ 55,927
   Closed pool reserves          20,591
   Other costs                    3,366
   -------------------------------------

   Total                       $ 79,884
   =====================================

   The Company does not expect any significant additional costs other than costs such as severance and career development services that will be expensed as incurred.

9. SEGMENT INFORMATION

   The following table presents information by reportable segment for the three months and nine months ended September 30, 1999 and 1998 (in thousands):

                                          Health Government             All
                                       Insurance  Programs Investments Other    Total
   ----------------------------------------------------------------------------------
   Three months ended September 30, 1999
        Revenues from external
          customers                  $   463,584  108,374         -   5,446    577,404
        Investment income and net
          realized losses                      -        -    12,585       -     12,585
        Intersegment revenues              2,881        -         -   1,791      4,672
        Depreciation and
          amortization expense             4,546       63         5     382      4,996
        Income (loss) before income
          taxes and minority interest    (59,867)  (1,283)    12,585    827    (47,738)

   1998
        Revenues from external
          customers                  $   415,749  100,673         -   5,443    521,865
        Investment income and net
          realized gains                       -        -    22,723       -     22,723
        Intersegment revenues              3,103        -         -   1,530      4,633
        Depreciation and
          amortization expense             3,706       63         5     294      4,068
        Income (loss) before income
          taxes and minority interest     17,560     (242)   22,723     524     40,565

   Nine months ended September 30, 1999
        Revenues from external
          customers                  $ 1,350,703  322,666         -  16,307  1,689,676
        Investment income and net
          realized losses                      -        -    43,878       -     43,878
        Intersegment revenues              8,893        -         -   4,772     13,665
        Depreciation and
          amortization expense            14,080      198        14   1,094     15,386
        Income (loss) before income
          taxes and minority interest   (27,129)   (1,196)   43,878   1,691    (17,244)

   1998
        Revenues from external
          customers                  $ 1,219,617  303,018         -  16,023  1,538,658
        Investment income and net
          realized gains                       -        -    99,449       -     99,449
        Intersegment revenues              8,455        -         -   4,480     12,935
        Depreciation and
          amortization expense            11,496      179        14   1,356     13,045
        Income before income taxes
          and minority interest           40,988    1,933    99,449     659    143,029
   -----------------------------------------------------------------------------------


   A reconciliation of reportable segment total revenues, income (loss) before income taxes and minority interest, and depreciation and amortization expense to the corresponding amounts included in the consolidated statements of operations for the three months and nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                                                  Three Months Ended   Nine Months Ended
                                                       September 30,       September 30,
                                             -----------------------------------------------
                                              1999          1998          1999         1998
--------------------------------------------------------------------------------------------
 Revenues
     Reportable segments
      External revenues                 $  577,404       521,865     1,689,676     1,538,658
      Investment revenues                   12,585        22,723        43,878        99,449
      Intersegment revenues                  4,672         4,633        13,665        12,935
     Other corporate revenues                  418           418         1,255           955
     Elimination of intersegment
        revenues                            (4,672)       (4,633)      (13,665)      (12,935)
                                        ----------       -------     ---------     ---------
 Total revenues                         $  590,407       545,006     1,734,809     1,639,062
                                        ==========       =======     =========     =========
 Profit or Loss
     Reportable segments                $  (47,738)       40,565        17,244       143,029
     Corporate expenses not allocated
       to segments                          (7,642)       (8,062)      (23,313)      (24,453)
     Unallocated amount - interest
       expense                              (2,281)       (1,349)       (4,658)       (4,022)
                                        ----------        ------        ------       -------
 Income (loss) before income taxes and
    minority interest                   $  (57,661)       31,154       (10,727)      114,554
                                        ==========        ======       =======       =======
 Depreciation and amortization expense
     Reportable segments                $    4,996         4,068        15,386        13,045
     Not allocated to segments                (286)          448          (747)          175
                                        ----------         -----        ------        ------
 Depreciation and amortization expense  $    4,710         4,516        14,639        13,220
                                        ==========         =====        ======        ======

   On May 7, 1999, the Company announced that it would discontinue its role as a claims processing intermediary for the federal government with the Medicare Part A program in Virginia and West Virginia, effective August 31, 1999. The Medicare Part A benefits for individuals in those states will remain the same; a different intermediary will process the claims. Additionally, the Company will discontinue its role as the primary provider of computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross and Blue Shield plans after November 1999. This decision does not affect the Company's medicare supplement product. Individuals with this type of coverage have private contracts with the Company and their benefits remain unchanged.

   This decision to discontinue as an intermediary reflects the Company's sharpened focus on its commercial managed health care business. As a result, 145 employee positions will be eliminated in the Company's Medicare Part A division. The Company expects that the decision will not have a material impact on the financial condition and results of operations of the Company.

   On July 2, 1999, the Company announced that it would withdraw its Medicare+Choice HMO product effective January 1, 2000 due to concerns about reduced government reimbursements for Medicare+Choice plans. The approximately 2,700 members, all in the Richmond, Virginia area, that are affected are eligible to continue to be covered through December 31, 1999. The decision will not have a material impact on the financial condition and results of operations of the Company.

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

The Company divides its business into four reportable segments: health insurance, government programs, investments and all other. Its health insurance segment offers several network products, including health maintenance organizations (HMO), preferred provider organizations (PPO) and traditional indemnity products with access to the Company's participating provider network
(PAR) as well as medicare supplement plans. The government programs segment includes the Federal Employee Program (FEP) and claims processing for Medicare. Through its participation in the national contract between the Blue Cross and Blue Shield Association and the U.S. Office of Personnel Management (OPM), the Company provides health benefits to federal employees in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit. The Company discontinued its role as a claims processing intermediary for the federal government with the Medicare Part A program in Virginia and West Virginia, effective August 31, 1999. Additionally, the Company will discontinue its role as the primary provider of computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross and Blue Shield plans after November 1999. As an administrative agent for Medicare, the Company allocates operating expenses to determine reimbursement due for services rendered in accordance with the contract. Medicare claims processed are not included in the consolidated statements of operations and the reimbursement of allocated operating expenses is recorded as a reduction of the Company's selling, general and administrative expenses. All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other health-related business including third-party administration for medical and workers compensation, life and disability insurance, disease management, health promotion and similar products, are reflected in an "all other" category.

Within the Company's health insurance network product offerings, employer groups may choose various funding options ranging from fully insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the customers bear all or portions of the claims risk.

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                     As of September 30,
                                  -----------------------
                                         1999       1998
---------------------------------------------------------
Health Insurance
Commercial
HMO                                   267,486    257,161
PPO                                   355,931    281,458
PAR                                   155,933    171,348
Medicaid / Medicare HMO                51,513     31,651
Medicare supplement                   119,074    122,371
Non-Virginia                           93,341    105,403
---------------------------------------------------------
   Total commercial                 1,043,278    969,392
Self-funded                           694,260    664,837
Processed for other Blue Cross
  and Blue Shield Plans (ASO)           4,663      9,636
---------------------------------------------------------
Total health insurance              1,742,201  1,643,865
Government
Federal Employee Program (PPO)        216,347    213,027
=========================================================
Total                               1,958,548  1,856,892
=========================================================

 PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                    Three months ended    Nine months ended
                                         September 30,        September 30,
                                 -------------------------------------------
                                       1999       1998       1999      1998
----------------------------------------------------------------------------
Health Insurance
Commercial
HMO                            $    100,650     93,609    294,132   279,529
PPO                                 137,869    108,994    387,124   319,581
PAR                                  71,241     76,359    214,184   236,779
Medicaid / Medicare HMO              29,771     16,177     75,788    44,500
Medicare supplement                  57,580     56,061    171,995   167,229
Non-Virginia                         31,968     34,798    103,416    89,501
----------------------------------------------------------------------------
   Total commercial                 429,079    385,998  1,246,639 1,137,119
Self-funded                         305,069    272,691    900,865   814,922
----------------------------------------------------------------------------
Total health insurance              734,148    658,689  2,147,504 1,952,041
Government
Federal Employee Program (PPO)      108,374    100,673    322,666   303,018
============================================================================
Total                          $    842,522    759,362  2,470,170 2,255,059
============================================================================

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Trigon Healthcare, Inc. announced on October 5, 1999 that Mid-South Insurance Co., a subsidiary, would exit the health insurance market with a targeted effective date of April 30, 2000 for group business and with the targeted or actual effective dates for the exit of individual business to vary depending upon the regulations of each affected state. The decision was due to the continued unacceptable performance and increased medical costs of Mid-South and will allow the Company to concentrate its efforts and resources on its successful Virginia business and the pursuit of other growth opportunities. The Company's action resulted in an after-tax charge of $51.9 million including $36.4 million for goodwill and other intangibles, $13.4 million for closed pool reserves and $2.1 million for other costs.

Premium and fee revenues increased 10.8% to $571.8 million in the third quarter of 1999 from $516.1 million in the third quarter of 1998. The $55.8 million increase is due to a combination of rate increases and enrollment growth in the Company's health insurance segment. Commercial revenue from the Virginia HMO, PPO and PAR networks increased 15.0% to $339.5 million in 1999 from $295.1 million in 1998. This increase is attributed to a 10.2% increase in member months and a 4.5% increase in average revenue per member. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 3.8% to $139.40 for the third quarter of 1999 from $134.30 for the third quarter of 1998. Excluding the impact of a changing mix of business related to the out-of-state markets and higher than average growth in individual PPO business in-state, premiums on a per member per month basis for the third quarter of 1999 increased 5.6% over the third quarter of 1998. Self-funded net revenues increased $5.0 million as a result of improving margins and increased enrollment. The government segment's FEP revenues increased 7.6% to $108.4 million from $100.7 million in the third quarter of last year. The increase is due to increased medical costs to be reimbursed by OPM and a 1.6% increase in enrollment.

Total enrollment grew to 1,958,548 as of September 30, 1999 from 1,856,892 as of September 30, 1998. The growth was a result of a 98,336 increase in the Company's health insurance segment enrollment and a 3,320 increase in the government segment. Total commercial enrollment increased 7.6% to 1,043,278 members as of September 30, 1999 from 969,392 members last year as a result of favorable retention rates and improved sales reflecting favorable customer reaction to moderate rate increases and focused efforts on sales training, geographical and segment targeting and ongoing enhancement to broker sales programs. The majority of the increase has come from growth in the PPO network, up 26.5% over last year and growth in the HMO network, up 10.5% year over year. Growth in PPO enrollment was offset by an expected decline of 9.0% in the Company's PAR network as members migrate into more tightly managed networks. The PAR network enrollment represents only 14.9% of the Company's total commercial enrollment. The increase in self-funded enrollment of 29,423 members is a result of efforts to intensify sales efforts, target certain large groups that recognize the value of Trigon's provider networks and the Company's ability to effectively service multi-state accounts.

Investment income increased 14.8% to $25.5 million in the third quarter of 1999 from $22.2 million in the third quarter of 1998. Net realized losses were $12.9 million in the third quarter of 1999, compared to net realized gains of $0.5 million for the same period in 1998. The third quarter 1999 net realized losses were incurred primarily in the sale of municipal bonds and Treasury notes, for which the proceeds were used to pay income taxes and purchase mortgage-backed and international securities.

Medical costs increased 14.3% to $472.3 million in the third quarter of 1999 from $413.1 million in the third quarter of 1998. The $59.2 million increase includes a charge of $20.6 million for Mid-South closed pool reserves and $38.6 million as the result of expected levels of medical cost inflation, growth in the health insurance segment's commercial enrollment and an increase in the government segment's FEP medical costs reimbursed by OPM. Excluding the Mid-South charge, the medical cost per member per month for the Company's commercial business increased 2.6% to $113.08 in 1999 from $110.17 in the third quarter of 1998. Combined with a 3.8% increase in commercial premium revenues per member per month, the loss ratio on commercial business, excluding the Mid-South charge, improved to 81.1% in 1999 from 82.0% for the same period last year. The loss ratio improvement can be attributed to a combination of factors including the favorable impact of a number of medical cost management initiatives and pricing discipline. Regarding medical cost management initiatives, the Company continues to diligently work at negotiating lower reimbursement rates with facilities and to better manage utilization. During the twelve month period ended September 30, 1999, commercial Virginia inpatient days per thousand were down 3.8% as compared to the same period last year. Outpatient cost per member declined by 1.8% for the same period due to the Company's conversion to a fixed fee schedule for services from percentage of charge type arrangements. In addition, the Company is taking a more active role in working with physicians and specialists to manage medical costs and to continue implementing national medical management guidelines.

Selling, general and administrative expenses (SG&A) increased by 74.5% to $173.5 million in the third quarter of 1999 from $99.4 million in the third quarter of 1998. Excluding the $59.3 million charge to SG&A related to the Mid-South market exit, SG&A increased 15.0% due to growth in commission-based individual and small group business enrollment and additional investments in the Company. Overall, the SG&A ratio of 20.6% for the third quarter of 1999 was 13.5% excluding the Mid-South charge compared to 13.0% for the same period last year.

Interest expense increased to $2.3 million in the third quarter of 1999 from $1.3 million in the third quarter of 1998 as a result of an increase in the amount of long-term debt outstanding.

Income before income taxes and minority interest decreased $88.8 million to a loss of $57.7 million in the third quarter of 1999 from a gain of $31.2 million in the third quarter of 1998. Excluding the Mid-South charge, income before taxes and minority interest decreased $8.9 million. This decrease is primarily a result of lower net realized gains (losses) on the sale of investments of $13.4 million offset by a $2.1 million increase in operating income and a $3.3 million increase in investment income. Operating income increased primarily due to improving margins in the health insurance segment resulting from pricing and medical cost management efforts.

The effective tax rate on income before income taxes and minority interest, excluding the Mid-South charge, for the three months ended September 30, 1999 and 1998 was 31.5% and 32.3%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Premium and fee revenues increased 9.9% to $1.7 billion in the first nine months of 1999 from $1.5 billion in the first nine months of 1998. The $150.7 million increase is due to a combination of rate increases and enrollment growth in the Company's health insurance segment. Commercial revenue from the Virginia HMO, PPO and PAR networks increased 10.3% to $971.2 million in 1999 from $880.4 million in 1998. This increase is attributed to a 6.4% increase in member months and a 3.7% increase in average revenue per member. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 3.1% to $137.18 for the first nine months of 1999 from $133.07 for the first nine months of 1998. Excluding the impact of a changing mix of business related to the out-of-state markets and higher than average growth in individual PPO business in-state, premiums on a per member per month basis increased 4.9% year to year. Self-funded net revenues increased $21.5 million as a result of improving margins, the impact of lower medical costs creating favorable stop loss settlements and increased enrollment. The government segment's FEP revenues increased 6.5% to $322.7 million from $303.0 million in the first nine months of last year. The increase is due to increased medical costs to be reimbursed by OPM and a 1.6% increase in enrollment.

Investment income increased 9.5% to $70.9 million in the first nine months of 1999 from $64.7 million in the first nine months of 1998. Net realized losses were $27.0 million in the first nine months of 1999, compared to net realized gains of $34.8 million for the same period in 1998. The net realized losses for the first nine months of 1999 reflected the Company's repositioning of the investment portfolio in an environment of rising interest rates, by reducing Treasury and municipal bond holdings, and increasing investments in corporate bonds and mortgage-backed securities.

Medical costs increased 9.4% to $1.3 billion in the first nine months of 1999 from $1.2 billion in the first nine months of 1998. The $116.3 million increase includes a charge of $20.6 million for Mid-South closed pool reserves and $95.7 million as the result of expected levels of medical cost inflation, growth in the health insurance segment's commercial enrollment and an increase in the government segment's FEP medical costs reimbursed by OPM. Excluding the Mid-South charge, the medical cost per member per month for the Company's commercial business increased 1.7% to $112.17 in 1999 from $110.29 in the first nine months of 1998. Combined with a 3.1% increase in commercial premium revenues per member per month, the loss ratio on commercial business, excluding the Mid-South charge, improved to 81.8% in 1999 from 82.9% for the same period last year. The loss ratio improvement can be attributed to a combination of factors including, the favorable impact of a number of medical cost management initiatives and pricing discipline. Regarding medical cost management initiatives, the Company continues to diligently work at negotiating lower reimbursement rates with facilities and to better manage utilization. In addition, the Company is taking a more active role in working with physicians and specialists to manage medical costs and to continue implementing national medical management guidelines.

SG&A expenses increased by 36.0% to $392.8 million in the first nine months of 1999 from $288.7 million in the first nine months of 1998. Excluding the $59.3 million charge to SG&A related to the Mid-South market exit, SG&A increased 15.5% due to growth in commission-based individual and small group business enrollment and additional investments in the Company. Overall, the SG&A ratio of 15.8% for the first nine months of 1999 was 13.4% excluding the Mid-South charge compared to 12.7% for the same period last year.

Interest expense increased to $4.7 million in the first nine months of 1999 from $4.0 million in the first nine months of 1998 as a result of an increase in the long-term debt outstanding.

Income before income taxes and minority interest decreased $125.3 million to a loss of $10.7 million in the first nine months of 1999 from a gain of $114.6 million in the first nine months of 1998. Excluding the Mid-South charges, income before taxes and minority interest decreased $45.4 million. The decrease is primarily a result of lower net realized gains (losses) on the sale of investments of $61.7 million offset by an $10.8 million increase in operating income. Operating income increased primarily due to improving margins in the health insurance segment resulting from pricing and medical cost management efforts.

The effective tax rate on income before income taxes and minority interest, excluding the third quarter Mid-South charge, for the nine months ended September 30, 1999 and 1998 was 32.6% and 33.0%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A" as of September 30, 1999. The portfolio had an average contractual maturity of 6.1 years as of September 30, 1999. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of September 30, 1999, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 10% of the total portfolio, as compared to 14% as of December 31, 1998.

The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The Company borrowed an additional $160 million under the revolving credit agreement during the third quarter of 1999 increasing the total borrowed and outstanding under this agreement to $245 million as of September 30, 1999. The additional borrowings will be used in part to provide additional funding for the stock repurchase program.

The Company commenced its previously suspended stock repurchase program in June 1999. Under the program, up to ten percent of the Company's common stock may be repurchased. During the third quarter of 1999, the Company purchased 1,289,300 shares of its common stock for approximately $45.8 million bringing the total shares purchased as of September 30, 1999 to 1,827,500 at a cost of approximately $65.8 million.

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

Compliant versions of the majority of the Company's core systems and software were installed in production as of year end 1998. All initial Year 2000 testing planned for these systems and products has been completed. The Company will continue to test as needed throughout 1999.

The Company's plan to resolve the Year 2000 issue involves four phases: inventory/assessment, remediation, testing and implementation. Uniform project management techniques are in place with overall oversight responsibility residing with the Company's Senior Vice President and Chief Information Officer. At this time, the Company has completed all phases for systems that are important to the business. In addition, comprehensive contingency and business resumption planning has been conducted for critical systems and functions. The Company has also developed extensive crossover plans, which will cover the actions to be executed in the days immediately before and after December 31, 1999. A detailed communications plan for the crossover period is being created.

INTERNALLY DEVELOPED APPLICATION SYSTEMS. Changes required to the mainframe computer for the membership records systems and non-HMO claims processing were handled by internal and contract programming resources. This was the largest and most complex part of the Company's Year 2000 readiness plan. Trigon has completed all of the Year 2000 application remediation and testing of these applications. Limited testing will continue throughout the fourth quarter of 1999 to assure that the systems' readiness status remains unchanged.

EXTERNALLY LICENSED APPLICATION SYSTEMS. Trigon has received and installed into production all vendor-certified Year 2000 compliant releases of these application systems

EXTERNALLY LICENSED OPERATING SYSTEM/UTILITY PRODUCTS. These products support the Company's mainframe, midrange, file server and desktop environments. Trigon has received all of the vendor-certified Year 2000 compliant releases of these vendor software products and all have been installed into production. The Company continues to receive Year 2000 patches for a small percentage of these products to correct problems discovered during testing. These patches are being installed as received.

Trigon is conducting independent Year 2000 testing of vendor software, wherever possible, to confirm compliance and, if necessary, to assess and address the Company's potential business exposure if any of the software is non-compliant. Testing of these products began in early 1998 and will continue during 1999.

OUTSOURCED FUNCTIONS. Trigon has outsourced support for some segments of its business. These include, for example, administering certain specialty services such as pharmacy and dental. The Company has contacted its critical outsourcing vendors to determine their state of readiness with regard to the Year 2000 issue. For certain outsourcing arrangements, the Company has met with the vendors and conducted several reviews of their plans and progress including contingency plans. The Company will continue to monitor these vendors' progress and review their plans, as appropriate, in order to assess and address the potential business exposure for the Company if these parties fail to achieve compliance.

INFRASTRUCTURE SYSTEMS. All necessary upgrades to the telephone, security, HVAC and all other infrastructure systems that the Company maintains have been completed. Wherever possible, the systems have been tested to assure their Year 2000 compliance. In certain circumstances, the Company relies on third-party service providers for infrastructure systems maintenance and, accordingly, Year 2000 compliance. The Company has surveyed the critical third parties to assess and address the potential business exposure if these systems fail to achieve compliance.

CRITICAL BUSINESS PARTNERS. The Company also depends upon other individuals and entities who must each address their own Year 2000 readiness issues. This includes, among others, hospitals, other health care providers, third party benefit administrators, public utilities, communications service providers, funds transfer networks and customers. The Company is periodically surveying its critical business partners and gathering other pertinent documentation in an effort to determine whether such third parties are assessing and correcting any issues relating to the Year 2000 that could impact their ability to conduct business with the Company. Despite the Company's efforts, in a relatively small number of cases, the Company has not received assurances that certain third parties' systems are Year 2000 compliant. In addition, to help health care providers better understand the significance of Year 2000 preparedness, the Company is using a number of communications vehicles to draw their attention to the issue. Lack of appropriate action on the part of third parties could impact the Company's ability to serve its customers.

The Company has  investments in publicly and privately  placed  securities.  The
Company may be exposed to credit risk to the extent that the Year 2000 issue materially adversely impacts the issuers of the securities. Portfolio diversification should reduce the overall risk.

The incremental costs for the Year 2000 project were $18.8 million through September 30,1999, including $0.9 million incurred during the third quarter of 1999. Total incremental costs are expected to approximate $19.6 million through 1999, increasing to nearly $20.0 million through 2000. The costs have been expensed as incurred and were funded through operating cash flows. The estimates for 1999 and 2000 are lower than previously reported based on the current forecast of remaining Year 2000 work.

The Company expects to identify and resolve all Year 2000 issues that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company will be identified or corrected. Depending on the volume and duration, the Company's operations could experience intermittent disruptions or be significantly impacted by incomplete or untimely resolution of the problem by internal or external parties. Specifically, without limitation, the Company's ability to process claims, prepare invoices, retain membership data, maintain accounting records, safeguard and manage its invested assets and operating cash accounts, perform utilization management, provide adequate customer service and other similar processes could be affected. The success of the Company's project is partially dependent upon the work of third parties. In addition, some of the Company's business operations are provided and maintained by outside vendors. A lack of appropriate action on the part of others could affect the Company's ability to serve its customers. Although the Company has developed plans designed to mitigate the aforementioned risks, there can be no assurances that all potential problems will be mitigated by these procedures. The Company cannot determine the level of financial exposure relating to the possibility that vendors and other business partners with whom the Company contracts may be unable to address all pertinent Year 2000 issues.

The Company began a comprehensive contingency planning effort in the fourth quarter of 1998 to address situations that may result if the Company or its critical business partners encounter Year 2000 problems. Contingency plans will outline the procedures to follow for the most likely areas of risk. The Company's contingency planning methodology includes three types of planning:
contingency planning; business resumption planning; and crossover planning. Contingency and business resumption plans each have a methodology, templates, training and facilitated workshops that have been provided to each business area. The Company has written plans to cover failures of critical systems and key business functions. Contingency and business resumption plans include, among other things, on call staff dedicated to problem response, manual work-arounds for information systems as well as substitution of systems or vendors, if necessary and commercially reasonable. Crossover plans cover the actions to be executed in the days immediately before and after December 31, 1999. The plans include, among other things, production schedules, data backup and system checkout processes. Contingency and business resumption plans, as well as crossover plans, have been completed. The plans will be modified as necessary depending upon any specific circumstances that may arise. A detailed communications plan for the crossover period is also being developed.

REGULATORY AND OTHER DEVELOPMENTS

The Company's business is subject to a changing legal, legislative and regulatory environment. Some of the more significant current issues that may affect the Company's business include:

o     efforts to expand tort liability of health plans;
o proposed class action lawsuits targeting the health care industry's efforts to deliver quality care at affordable costs; and
o     initiatives to increase health care regulation.

Pending initiatives to increase health care regulation at the federal level include "managed care reform" and "patients' bill of rights" legislation. The bill that recently passed the House of Representatives would expand tort liability for health plans and change the practices for defining medical necessity. The corresponding bill that recently passed the Senate lacks similar provisions. Given these differences between the House and Senate bills and the general uncertainty of the political process, it is not possible to determine what, if any, legislation will ultimately be enacted or what the effect on the Company of any such legislation would be.

Several major companies in the health care industry recently have had proposed class action lawsuits filed against them by a coalition of plaintiffs' attorneys. Given that no such lawsuits are currently pending against the Company and given the uncertainties of predicting the outcome of litigation generally, it is not possible to determine at this time what the ultimate effect, if any, on the Company of any such litigation would be.

The Commonwealth of Virginia (COV), with about 200,000 members, is one of the Company's two largest customers. As of September 30, 1999, the contract represented 13.7 % of premium and premium equivalents. The current multi-year contract with the COV expires in June 2000. The Company has submitted bids for the next multi-year contract, which begins in July 2000. The Company has made the decision not to bid on the COV's HMO product offering because it has not generated acceptable returns under the current contract. The Company recently received notice that it will retain both the dental and pharmacy programs. The award of the medical/surgical portion of the contract is expected to be announced around the end of 1999. In keeping with the philosophy of providing more health care choices to its employees, the COV plans to award contracts to multiple companies. Although there can be no assurances about the outcome of the contract bid process, the Company believes it is well positioned to compete for these members based upon the Company's track record and high satisfaction scores among COV employees.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its investing and borrowing activities, the Company is exposed to financial market risks, specifically those resulting from changes in interest rates, foreign currency exchange rates and marketable equity security prices. All of the potential changes noted below are based upon sensitivity analyses performed on the Company's investment holdings as of September 30, 1999. Actual results may vary materially.

All of the Company's investments are categorized as available-for-sale. The majority of these are fixed income securities. Market risk is addressed by actively managing the duration and diversification of the portfolio. The Company has evaluated the impact on the portfolio's fair value considering a 100 basis point change in interest rates over the next twelve-month period. A hypothetical 100 basis point increase in interest rates would result in an approximate $45.7 million increase in fair value, whereas a corresponding 100 basis point decrease in interest rates would result in an approximate $189.9 million increase in fair value. This analysis includes the assumption that the 100 basis point change occurs evenly throughout the twelve-month period. The analysis also assumes investment income earned is reinvested into the portfolio thus mitigating the effects of change in fair value from an increase in interest rates or enhancing the effects of change in fair value from a decrease in interest rates over the twelve-month period. Moreover, the analysis is performed at the individual portfolio level, with only the sum of these amounts presented herein.

The Company's equity portfolio is comprised of domestic and international direct equity investments as well as domestic equity-indexed investments. An immediate 10% decrease in each equity investment's value, arising from a combination of market and foreign exchange movement, would result in a fair value decrease of $23.3 million. Correspondingly, an immediate 10% increase in each equity investment's value, attributable to the same two factors, would result in a fair value increase of $23.3 million. The majority of the $85.3 million international equity portfolio is non-U.S. dollar denominated. Foreign currency forward contracts are utilized to hedge some, but not all, of the Company's foreign currency exposure.

As of September 30, 1999,  the Company has  long-term  debt  outstanding  in the amount of $249.3 million. Of this amount only $1.3 million represents obligations with a fixed interest rate. Therefore, the impact of an interest rate increase or decrease upon the fair value of the Company's long-term debt would be de minimus.

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings

(a) The Company is the defendant in one lawsuit that has been filed by a self-funded employer group in connection with the Company's past practices regarding provider discounts. The suit claims that the Company was obligated to credit the self-funded plan with the full amount of the discounts that the Company negotiated with facilities providing health care to members covered by the plan. The suit seeks an audit and unspecified compensatory, punitive and other damages. The Company is also presently the subject of four other claims by self-funded employer groups related to the Company's past practices regarding provider discounts. The Company is communicating with these groups and lawsuits have not been filed in connection with these claims. Although the ultimate outcome of such claims and litigation cannot be estimated, the Company believes that the discount-related claims and litigation brought by these self-funded employer groups will not have a material adverse effect on the financial condition and results of operations of the Company.

   The Company and certain of its subsidiaries are involved in various other legal actions occurring in the normal course of their business. While the ultimate outcome of such litigation cannot be predicted with certainty, in the opinion of Company management, after consultation with counsel responsible for such litigation, the outcome of those actions is not expected to have a material adverse effect on the financial condition and results of operations of the Company.

 Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number            Description
------            -----------

  11     -- Computation of per share earnings (losses) for the three months and nine months ended September 30, 1999. Exhibit has been omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

  27     -- Financial Data Schedule.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K:
   None filed during the three months ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRIGON HEALTHCARE, INC.
                                          Registrant




Dated: November 12, 1999           By: /s/ Thomas R. Byrd
                                       --------------------------------
                                       THOMAS R. BYRD
                                          SENIOR VICE PRESIDENT & CHIEF
                                           FINANCIAL OFFICER
                                           (PRINCIPAL ACCOUNTING AND
                                           FINANCIAL OFFICER)

                                EXHIBIT INDEX


Exhibit
Number
------


   27    -- Financial Data Schedule.