Form 10-K405
period 1999-12-31
TRIGON HEALTHCARE INC
filed 2000-03-30
CIK 1017747

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2000 was approximately $1,266,419,000 (based on the last reported sales price of $33 5/8 per share on March 27, 2000, on the New York Stock Exchange).

As of March 27, 2000, 37,663,024 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Trigon Healthcare Inc.'s Annual Report to Shareholders for the year ended December 31, 1999 into Parts II and IV of this Form 10-K.
Certain portions of Trigon Healthcare Inc.'s definitive Proxy Statement dated March 24, 2000 for the Annual Meeting of Shareholders into Part III of this Form 10-K.

                            TRIGON HEALTHCARE, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                                        Page
                                                                                                       -------
                                                     PART I
Item 1.     Business.................................................................................        1
Item 2.     Properties...............................................................................       13
Item 3.     Legal Proceedings........................................................................       14
Item 4.     Submission of Matters to a Vote of Security Holders......................................       14

                                                     PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....................       14
Item 6.     Selected Financial Data..................................................................       14
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....       14
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................       14
Item 8.     Financial Statements and Supplementary Data..............................................       14
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....       15

                                                    PART III
Item 10.    Directors and Executive Officers of the Registrant.......................................       15
Item 11.    Executive Compensation...................................................................       15
Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................       15
Item 13.    Certain Relationships and Related Transactions...........................................       15
                                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................       15

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

GENERAL

The Company is the largest managed health care company in Virginia, serving nearly 1.9 million members primarily through statewide and regional provider networks. The Company's membership represents approximately 27% of the Virginia population and 32% of the Virginia population in those areas where Trigon has the exclusive right to use the Blue Cross and Blue Shield service marks and tradenames.

The Company divides its business into four segments: health insurance, government programs, investments and all other. The Company's health insurance segment provides a comprehensive spectrum of managed care products primarily through three network systems with a range of utilization and cost containment controls. Within the Company's network product offerings, employer groups may choose various funding options ranging from fully insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the claims are not underwritten by Trigon but are funded by the groups. As of December 31, 1999, fully insured, also referred to as commercial, products covered 974,717 members and made up 52.2% of total enrollment. Its components include: three HMO networks which, with 274,184 members, are the Company's most tightly managed and cost efficient networks; the preferred provider organization ("PPO") networks which, with 378,406 members, offer greater choice of providers than Trigon's HMO networks; and the participating provider ("PAR") network which, with 151,673 members, is the Company's broadest and most flexible network. Commercial products also include Medicare supplement plans with 119,050 members and the Medicaid HMO plans with 49,174 members. On July 2, 1999, the Company announced that it would withdraw its Medicare + Choice HMO product effective January 1, 2000 due to concerns about reduced government reimbursements for Medicare + Choice plans. As of December 31, 1999 enrollment in this product stood at 2,230 members. Self-funded enrollment as of December 31, 1999 was 677,545 members and represents 36.3% of total enrollment. Self-funded arrangements are available to groups with more than 100 employees and are typically utilized by groups with more than 1,000 employees. Trigon charges self-funded groups an administrative fee based on the number of members in a group or the group's claims experience. In addition, most self-funded groups purchase aggregate and/or claim specific stop loss coverage. In exchange for a premium, the group's aggregate liability is capped for the year or the group's liability on any one episode of care is capped.

On October 5, 1999, the Company announced that Mid-South Insurance Company (Mid-South), a subsidiary, intended to exit the health insurance market effective April 30, 2000. The Company's decision was due to the continued unacceptable performance and increased medical costs of Mid-South. On March 1, 2000, Trigon signed a definitive agreement to sell Mid-South to another carrier. The pending sale, which is subject to regulatory approval, does not affect Mid-South's exit from the group health insurance market. However, completion of the sale would eliminate the need for approximately 18,000 Mid-South individual members to find replacement coverage. As of September 30, 1999 Mid-South covered 93,000 members. The Company excluded all Mid-South enrollment from its reported December 31, 1999 membership.

The government programs segment includes the Federal Employee Program ("FEP") and claims processing for Medicare. Through its participation in the national contract between the Blue Cross and Blue Shield Association ("BCBSA") and the U.S. Office of Personnel Management ("OPM"), the Company provides health benefits to federal employees in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit. As of December 31, 1999, FEP enrollment stood at 216,089 members and represents 11.6% of total enrollment. The FEP is the Company's largest customer, representing 19.1% of total consolidated revenues during 1999. The Company discontinued its role as a claims processing intermediary for the federal government with the Medicare Part A program in Virginia and West Virginia effective August 31, 1999. Additionally, the Company discontinued its role as the primary provider of computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross and Blue Shield plans during November 1999. As an administrative agent for Medicare, the Company allocated operating expenses to determine reimbursement due for services rendered in accordance with the contract. Medicare claims processed are not included in the consolidated statements of operations and the reimbursement of allocated operating expenses is recorded as a reduction of the Company's selling, general and administrative expenses.

All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other health-related business, including disease management programs, third-party administration for medical and workers compensation, health promotions and similar products, is reflected in an "all other" category.

Refer to Note 23, "Segment Information," on pages 53 and 55 of the Company's 1999 Annual Report to Shareholders, which are incorporated herein by reference, for financial information relating to reportable segments.

The following table sets forth the data by network for the last five years:

                         ENROLLMENT BY NETWORK SYSTEM

                                                                          As of December 31,
                                                   1999           1998           1997           1996           1995
                                             ---------------------------------------------------------------------------
Health Insurance
Commercial
   HMO.......................................        274,184        255,879        255,548        219,866        166,536
   PPO.......................................        378,406        297,939        263,828        230,675        212,322
   PAR.......................................        151,673        165,239        192,825        236,383        296,716
   Medicaid/Medicare HMO.....................         51,404         31,338         35,488         28,306          6,357
   Medicare supplement.......................        119,050        121,322        125,686        128,015        129,252
                                             ---------------------------------------------------------------------------
Total commercial excluding Mid-South.........        974,717        871,717        873,375        843,245        811,183
Self-funded..................................        672,906        639,971        654,004        664,862        641,633
Processed for other Blue Cross and Blue
   Shield Plans (ASO)........................          4,639          5,545         15,728         70,330         64,558
                                             ---------------------------------------------------------------------------
Total health insurance excluding Mid-South...      1,652,262      1,517,233      1,543,107      1,578,437      1,517,374
                                             ---------------------------------------------------------------------------
Government
Federal Employee Program (PPO)...............        216,089        213,017        207,457        197,241        198,561
                                             ---------------------------------------------------------------------------
Total government                                     216,089        213,017        207,457        197,241        198,561
                                             ---------------------------------------------------------------------------
Total excluding Mid-South....................      1,868,351      1,730,250      1,750,564      1,775,678      1,715,935
Mid-South, commercial........................             --        105,056         64,143         49,251         19,857
Mid-South, ASO...............................             --         26,065         25,663         35,620         63,826
                                             ---------------------------------------------------------------------------
Total........................................      1,868,351      1,861,371      1,840,370      1,860,549      1,799,618
                                             ---------------------------------------------------------------------------

SIGNIFICANT CUSTOMERS

Trigon's two largest customers are the FEP and the Commonwealth of Virginia ("COV"). FEP represents 19.1% of total consolidated revenues. The contract renews automatically for a term of one year each January 1, unless either party gives written notice at least 60 days prior to the date of renewal. Under the program, a special FEP reserve is maintained at the national level as a protection against adverse claims trends. However, if the contract should terminate with a negative balance in the FEP special reserve, the losses would be allocated to participating plans as subcontractors based on a ratio of the Company's past five year claims experience as a percent of the total program's experience. As of December 31, 1999, the national reserve stood at 4.3 months of claims and administrative payments in reserve, which is above the target of a
3.0 month reserve base. Since 1972, the Company has provided health benefits to employees and retirees of COV. The current contract, which includes both self-funded and fully insured product offerings, represented 15.0% of premium and premium equivalents during 1999. There are currently approximately 120,000 COV employees in these two product offerings. On February 9, 2000, the COV awarded the Company the next multi-year contract effective July 1, 2000 to administer its statewide, self-funded medical/surgical health care benefits programs. These employees also will have other health benefit plan choices since the COV's new contract provides for selected other carriers to offer medical/surgical plans to employees. In October 1999, the COV awarded the Company contracts to administer the dental and prescriptions drug benefits programs for the same employees covered by the medical/surgical contract. In addition to the self-funded product offering, the Company currently offers the COV a fully insured HMO product with enrollment of 23,707 members as of December 31, 1999. The Company decided not to re-bid on this portion of the contract because the current contract has not generated acceptable returns. The HMO portion of the current COV contract will expire June 30, 2000.

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

Trigon established its first HMO in 1984 and now operates three separate HMOs. HealthKeepers, Inc. ("HealthKeepers") is a state qualified HMO that operates primarily in the central, eastern and southwestern areas of Virginia. Peninsula Health Care, Inc. ("PHC"), a joint venture owned 51% by Trigon, is a state qualified HMO operating primarily on the Peninsula in Eastern Virginia. The Company owns 80% of Priority Inc. (acquired in 1995), which owns a federally qualified HMO, Priority Health Care, Inc. ("Priority"), operating in the Tidewater area in Eastern Virginia. As of December 31, 1999, the HMO networks included approximately 2,300 primary care physicians, 7,700 specialist physicians and 53 acute care hospitals throughout Virginia. Members choose a primary care physician who is responsible for coordinating health care services for the member. The HMO product portfolio is presented to customers as a stand-alone HMO offering, or through "Blue Advantage," a program which includes HMO and PPO options administered and priced as a single program and which can only be utilized by groups that contract with Trigon on an exclusive basis. The Company's PPO network is a statewide PPO network which, as of December 31, 1999, included approximately 14,500 physicians and 89 acute care hospitals within Virginia. Members may seek care from any PPO network physician depending on services required. Trigon's PAR network provides more traditional health coverage and included approximately 15,300 physicians and 89 acute care hospitals. The PAR network offers members more providers to choose from, greater customization of benefit design and fewer restrictions in the use of non-network providers than the PPO network. Trigon expects that its PAR network and products will continue to be an important offering for groups desiring greater flexibility and choice in networks and benefits, as well as a source of new PPO and HMO members. Trigon also offers Medicaid HMO products to participants in the Aid to Families with Dependent Children program and the Aged, Blind and Disabled Individuals programs in the Peninsula and Tidewater regions of Virginia and within the City of Richmond and five surrounding counties in central Virginia.

Trigon's networks have contracts with hospitals, physicians and other professionals at reduced rates due to the volume of business it offers to health care providers that are a part of the network. Hospital provider contracts, typically three to five years in duration, are generally paid on the basis of per diems (i.e., fixed fee schedules where the daily rate is based on the type of service; primary method of in-patient reimbursement), per case per admission (i.e., fixed fee schedules for all services during a member's hospitalization), or a percentage of covered charges with limits on the subsequent year increases. The average rate negotiated with hospitals under this arrangement is lower than the hospital's average standard retail charges. Services not subject to special per case or per diem payment arrangements are generally paid according to a fee schedule or as a percentage of billed charges. Beginning in 1997, the Company changed its method of reimbursing hospitals for outpatient procedures which has led to substantial savings. Over a three-year period, the Company converted its facility outpatient contracts from a percent of covered charges to a fixed fee reimbursement schedule for 6,500 procedures. When considering whether to contract with a physician, the Company conducts a credentialing program to evaluate the applicant's professional experience, including licensure. The Company's HMO network provides reimbursement to almost all of the primary care physicians in the HMO network on a capitated basis. Specialists are reimbursed based on a fee schedule or, in some cases, on a capitated basis. Some ancillary services, lab services, behavioral health and vision services are also capitated. PPO and PAR physician provider contracts employ fixed fee schedules, which are below standard billing rates. Physician fee schedule payments are set by the Company using Medicare's Resource Based Relative Value System methodologies and are generally adjusted annually.

UTILIZATION MANAGEMENT

Trigon also manages health care costs in its networks by using utilization management system guidelines for the networks that are intended to address quality of care and help to ensure that only appropriate services are rendered and that such services are provided in the most cost-effective manner. Trigon recognizes that the right care in the right setting at the right time using the right provider for the right price equates to quality medical care. In the HMO network, the primary care physicians are considered to be the overall manager of the individual's health care needs and manage and optimize care through the use of referrals and by approving all specialty care before it is rendered. In addition, the HMO reviews all high cost services needed by individual members that are not provided by the primary care physician. The Company also manages health care costs and quality by reviewing monthly cost and utilization trends within all networks. Utilization rates and cases are reviewed in the aggregate and by service type to identify opportunities for better quality and cost control. In addition, the highest cost services are studied to determine if costs can be reduced by using new, less expensive technologies or by creating additional networks or contracts, such as networks for ambulatory care, to reduce provider costs. The Company requires pre-admission approval of all hospital and skilled nursing facility stays and concurrent review of length of stay. Trigon uses the Milliman & Robertson Healthcare Management Guidelines (M&R) complimented by InterQual(R) as its medical necessity decision support criteria. M&R guidelines were developed based on nationwide best practices benchmarks that maximize efficiency in health care delivery. InterQual(R) is a nationally recognized, evidence-based criteria set developed through peer review medical literature. The Company also modifies the decision support guidelines based on input from its regional physician panels, thus ensuring the guidelines are well supported by network providers. Trigon prospectively reviews the medical necessity of home health, private duty nursing and durable medical equipment. Also, the Company retrospectively reviews physician practice patterns. Physicians are required to meet certain profiling criteria that indicate cost effective and quality practice standards. All new medical technologies are reviewed in advance in an attempt to ensure that only safe and effective new medical procedures are covered. Additionally, the Company also employs a comprehensive disease management program. In this program, the Company identifies those members having certain chronic diseases, such as asthma and diabetes, and proactively works with the member and the physician to facilitate appropriate treatment, help to ensure compliance with recommended therapies and educate members on lifestyle modifications to manage the disease. The Company believes that the program promotes the delivery of efficient care and helps to improve the quality of health care delivered.

QUALITY

Trigon's HMO quality improvement standards are modeled on those of the National Committee on Quality Assurance ("NCQA"), an independent, nonprofit institution that reviews and accredits health maintenance and managed care organizations. The quality improvement program instituted by the Company's HMOs provides for the review of quality of care service and the initial and ongoing review of the credentials of all network providers. This credentialing process includes a review of whether the provider has the necessary licenses, is qualified in the specialty indicated and meets standards for safety, sanitation and accessibility. The HMO reviews the findings with a quality improvement committee, which includes practicing physicians from the HMO network. In addition, quality of care services are monitored through profiling and data analysis, member satisfaction surveys and problem case review. During 1998, the Company obtained three-year full accreditation from the NCQA for HealthKeepers, its largest HMO. PHC earned a three-year full accreditation from the NCQA in December 1999. The three-year full accreditation is granted to companies that have excellent programs for continuous quality improvement and meet NCQA's rigorous standards.

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

COMPETITION

The health care industry is highly competitive both in Virginia and in other states in the southeastern and mid-Atlantic United States into which the Company principally intends to expand. Managed care companies, including large, well-capitalized companies which market managed care products nationwide, have also identified the southeastern and mid-Atlantic regions of the United States as being favorable for expansion. In some cases, market entrants, as well as existing health care companies, have competed with the Company for business by offering very favorable pricing terms to customers. The Company faces this increased competition in the areas in which it is licensed to use the Blue Cross and Blue Shield service marks and tradenames. In areas outside of its licensed territory, the Company's ability to successfully compete may be adversely affected by its inability to use the Blue Cross and Blue Shield service marks and tradenames, by the presence of competitors that are able to use such service marks and tradenames in the areas and by the Company's lack of substantial market share or established provider networks in these areas. The Company also faces competition from a trend among health care providers to combine and form their own networks in order to contract directly with employer groups and other prospective customers to provide health care services. It is possible that such overall increased competition will exert strong pressures upon Trigon's profitability, its ability to increase enrollment and its ability to successfully pursue growth in areas both within and outside of Virginia.

INVESTMENTS

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of A as of December 31, 1999. The portfolio had an average contractual maturity of 7.4 years as of December

31, 1999. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of December 31, 1999, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 11.0% of the total portfolio, as compared to 14.0% as of December 31, 1998.

The Company utilizes internal and external investment managers. Both the internal and external managers invest within guidelines established by the Company designed to fit into the overall investment strategy. These guidelines establish minimum quality and diversification requirements that, among other things, provide limitations on the allowable investment for a single issuer as well as currency exposure for those managers investing in international securities.

As of December 31, 1999, the composition of the Company's fixed income investment securities by rating is as follows (in thousands):

                                                                   ESTIMATED
                                                                     FAIR         PERCENT
                         RATING (1)                                  VALUE        OF TOTAL
------------------------------------------------------------    --------------------------
AAA.........................................................     $     676,708       43.5%
AA..........................................................            63,754        4.1
A...........................................................            94,085        6.0
BBB.........................................................           151,530        9.7
BB..........................................................           297,802       19.1
B...........................................................           240,618       15.5
CCC or lower................................................             1,910        0.1
Not rated (principally, other fixed income investment funds)            30,709        2.0
                                                                 ------------------------
Total.......................................................     $   1,557,116      100.0%
                                                                 ------------------------

(1) Ratings are assigned by Standard & Poor's Corporation, Moody's Investor Service, Inc. or Fitch Investors Service, L.P.

Refer to Note 4, "Investment Securities," on pages 38 through 40 of the Company's 1999 Annual Report to Shareholders, which are incorporated herein by reference, for financial information relating to the Company's investment securities.

Other than currently or formerly occupied Company property or through mortgage-backed securities, the Company has no investment in real estate or mortgage loans.

INFORMATION SYSTEMS

The Company develops and maintains its own information systems. Information systems have played and will continue to play a key role in ongoing plans to continually improve quality, lower costs and improve service for the Company's customers. Trigon's centralized common database and analytical technologies allow for increasingly more sophisticated methods of managing costs and quality of care. The database includes comprehensive information on virtually all physicians and hospitals and approximately one third of the population in Virginia, which assists Trigon in analyzing the medical and economic performance of providers and the medical and economic experience of specific customer groups and individuals. The Company believes that its information systems are a competitive advantage and are sufficient to meet its current needs and future expansion plans.

The Company uses an integrated set of applications software to support marketing and underwriting, eligibility and billing, electronic claims submission, claims administration, managed care programs and corporate financial management. A combination of custom developed and licensed systems is used to meet the unique needs of different products and markets. An overall systems architecture is maintained to promote consistency of data, processing rules and flexibility. Different systems serving the unique products or markets feed data to a corporate information and decision support system. This decision support system provides a single source of information for all of the Company's data reporting and analytic needs. This includes operational and financial performance, underwriting and marketing analysis, utilization management and actuarial reporting.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure" on page 26 of the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference, for a discussion of the Year 2000 issue, the steps taken by the Company to address it and the effects on the Company.

REGULATION

HEALTH CARE REFORM - FEDERAL and VIRGINIA. The Company's business is subject to a changing legal, legislative and regulatory environment. Some of the more significant current issues that may affect the Company's business include:

 .  efforts to expand tort liability of health plans;

 . proposed class action lawsuits targeting the health care industry's efforts to deliver quality care at affordable costs; and

 .  initiatives to increase health care regulation.

Pending initiatives to increase health care regulation at the federal level include "managed care reform" and "patients' bill of rights" legislation. The bill that has passed the House of Representatives would expand tort liability for health plans and change the practices for defining medical necessity. The corresponding bill that passed the Senate lacks similar provisions. Given these differences between the House and Senate bills and the general uncertainty of the political process, it is not possible to determine what, if any, legislation will ultimately be enacted or what the effect on the Company of any such legislation would be. Moreover, there can be no assurance that additional legislative and regulatory initiatives will not be undertaken in the future, to address "patient protection," to engage in structural reform of the health care industry in order to reduce the escalation in health care costs or to make health care more accessible. Such reform, if it occurs, could adversely affect Trigon's results of operations or financial condition.

At the state level, the Virginia General Assembly, in its 2000 Session, did not pass legislation that would substantially increase health care costs, restrict choice or drive up the number of uninsured Virginians. At this time, the health care legislation that did pass is not expected to have a material effect on the Company's results of operations or financial condition.

Several major companies in the health care industry have had proposed class action lawsuits filed against them by a coalition of plaintiffs' attorneys. Given that no such lawsuits are currently pending against the Company and given the uncertainties of predicting the outcome of litigation generally, it is not possible to determine at this time what the ultimate effect, if any, on the Company of any such litigation would be.

INSURANCE COMPANY AND HMO REGULATION. Trigon Insurance, Trigon Health and Life Insurance Company ("Trigon Health and Life"), a health and life company, and the three HMO subsidiaries are subject to the insurance laws and regulations of the Commonwealth of Virginia, the domiciliary state of these companies. Mid-South is domiciled in North Carolina and is subject to the laws and regulations of that state. In addition, Trigon Health and Life and Mid-South are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed or authorized to do business. These insurance laws and regulations generally give state regulatory authorities broad supervisory, regulatory and administrative powers over insurance companies and insurance holding companies with respect to most aspects of their businesses. This regulation is intended primarily for the benefit of the policyholders and enrollees and not investors. Regulatory authorities exercise extensive supervisory power over health and life insurance companies and HMOs with respect to licensing; the approval of policy forms and policies used; the nature of, and limitations on, a company's investments; the periodic examination of the operations of the companies; the form and content of annual statements and other reports required to be filed on the financial condition of the companies; the establishment of minimum capital or net worth requirements for these companies and other requirements. Additionally, the HMOs are subject to regulation regarding quality assurance, covered benefits, contracts between the HMO and its health care providers, the accessibility of providers in the service area of an HMO and other requirements. State regulatory authorities require the insurance companies and the HMOs to maintain restricted investments represented by interest-bearing investment securities, which are held by trustees or the state regulatory agencies as a special fund for the policyholders and enrollees if the company fails to meet its obligations in that state.

Trigon Insurance, the HMO subsidiaries, Trigon Health and Life and Mid-South are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Trigon has one federally qualified HMO that is also subject to regulation and review by the OPM and certain other federal authorities, with which it must file periodic reports. Areas covered by federal law are similar to those covered by state law and regulation. In addition, one of the Company's HMOs offered a Medicare risk product through December 31, 1999 that subjected that HMO to regulation and review by the U.S. Department of Health and Human Services and certain other federal authorities as well. Trigon Insurance, the HMO subsidiaries, Trigon Health and Life and Mid-South are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

INSURANCE HOLDING COMPANY REGULATION. Trigon Healthcare, Inc. is not regulated as an insurance company but, as the direct or indirect owner of all the capital stock of Trigon Insurance, the three HMOs, Trigon Health and Life and Mid-South, is regulated as an insurance holding company and subject to the insurance holding company acts of Virginia and North Carolina, the states in which the subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. The Virginia insurance holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the State Corporation Commission and to file with the State Corporation Commission certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Virginia insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates.

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

As of December 31, 1999, the RBC levels of Trigon Insurance, Trigon Health and Life and Mid-South, as calculated in accordance with the NAIC RBC instructions, exceeded all RBC thresholds.

The NAIC has proposed that states adopt RBC standards for HMOs. On March 10, 2000, the Governor of Virginia signed into law the RBC standards for HMOs that become effective January 1, 2001 and include interim monitoring provisions between July 1, and December 31, 2000. The Company has determined that, as of December 31, 1999, the RBC levels for each of its HMOs exceed all RBC thresholds under the new law.

RESTRICTIONS ON DIVIDENDS. In the event the Company determines to pay dividends, the principal source of funds to pay dividends to stockholders would be dividends received by the Company from its subsidiaries, including Trigon Insurance. Virginia insurance laws and regulations restrict the payment of extraordinary dividends declared by insurance companies, including health care insurers such as Trigon Insurance, in a holding company system. An insurance company is prohibited from paying an extraordinary dividend unless it obtains the approval of the State Corporation Commission. An extraordinary dividend is one which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, exceeds the lesser of (i) 10% of the insurance company's statutory surplus to policyholders as of the preceding December 31 or (ii) the insurance company's statutory net income (not including realized capital gains) for the preceding calendar year.
Further, an insurance company may not pay a dividend unless, after such payment, its surplus to policyholders is reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The State Corporation Commission may bring an action to enjoin or rescind payment of any dividend or distribution that would cause the insurance company's statutory surplus to be unreasonable or inadequate. On January 7, 2000, the State Corporation Commission approved Trigon Insurance's request to effect an extraordinary dividend of $125 million to its parent, Trigon Healthcare, Inc., on February 1, 2000. As a result of this dividend, any dividend distributions by Trigon Insurance during 2000 will require the approval of the State Corporation Commission. During 1999, 1998 and 1997, Trigon Insurance paid dividends to its parent, Trigon Healthcare, Inc., of $48.9 million, $227.5 million and $238.7 million, respectively. The 1999 cash dividend was effected August 1, 1999. The 1998 dividend was effected July 1, 1998 and included $200.0 million of cash and $27.5 million of stock of a wholly-owned subsidiary. The 1997 dividend was effected July 31, 1997 and consisted of $188.7 million of stock of a wholly-owned subsidiary and $50.0 million of cash.

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

Under the Virginia Life, Accident and Sickness Insurance Guaranty Association (the "Association") Act, assessments against insurance companies which issue policies of accident or sickness insurance, such as Trigon Insurance, are made retrospectively and are based (up to prescribed limits) upon the ratio of (i) the insurance company's premiums received in Virginia over the previous three calendar years on accident and sickness insurance, to (ii) the aggregate amount of premiums received by all assessed member insurance companies over such three calendar years on accident and sickness insurance. The guaranty fund assessments made under the act are administered by the Association, which has its own board of directors selected by member insurers with the approval of the State Corporation Commission. An assessment may be abated or deferred by the Association if, in the opinion of the board, payment would endanger the ability of the member to fulfill its contractual obligations, but the other member insurers may be assessed for the amount of such abatement or deferral. Any such assessment paid by a member insurance company may be offset against its premium tax liability to the Commonwealth of Virginia over the ten calendar years following the year of the payment, in amounts equal to ten percent of the amount paid. The amount and timing of any future assessments, however, cannot be reasonably estimated and are beyond the control of the Company.

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

BANKRUPTCY AND INSOLVENCY. In the event of default on any debt incurred by the Company or the bankruptcy of the Company, the creditors and stockholders of the Company would have no right to proceed against the assets of Trigon Insurance or any other subsidiary of the Company. If Trigon Insurance were subject to a rehabilitation or liquidation proceeding, such proceeding would be brought by the State Corporation Commission which would act as the receiver with respect to such insurance company's property and business. All creditors of Trigon Insurance, including, without limitation, members and, if applicable, the various state guaranty associations, would be entitled to payment in full from such assets before the Company, as a stockholder, would be entitled to receive any distributions therefrom.

THE BLUE CROSS BLUE SHIELD LICENSE

The Company and certain of its subsidiaries have the exclusive right to use certain Blue Cross and Blue Shield service marks and tradenames for all of their plans and products throughout Virginia other than a small portion of the northern Virginia suburbs adjacent to Washington, D.C. The license requires an annual fee to be paid to BCBSA equal to total association expenses allocated to members based upon enrollment and premium and subjects the Company to certain other guidelines. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross and Blue Shield name and service marks as well as provide certain coordination among plan and provider services. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. The Company has no right to use the Blue Cross and Blue Shield service marks and tradenames outside of its designated territory within the Commonwealth of Virginia.

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

RATING

Trigon Insurance, HealthKeepers and PHC are each presently assigned a rating of "A" (Excellent) by A.M. Best Company. Trigon Health and Life and Priority are each presently assigned an A.M. Best rating of "A-" (Excellent). Mid-South is presently assigned an A.M. Best rating of "B+" (Very Good). A.M. Best's ratings are divided into two broad categories - Secure and Vulnerable. All of the ratings assigned to the Company's subsidiaries are classified as Secure. The ratings of "A" and "A-" are assigned to companies which have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company. It is the opinion of A.M. Best Company that such companies have a strong ability to meet their ongoing obligations. A "B+" rated company is considered to have a good ability to meet its ongoing obligations. Such ratings are not directed to the protection of investors and are subject to review and change over time. In March 2000, Trigon Insurance received both a counterparty credit rating and an insurer financial strength rating of "AA-" (Very Strong) from Standard & Poor's. The counterparty credit rating is an opinion of the company's overall creditworthiness and financial capacity to pay its financial obligations. This rating indicated the company has a strong capacity to meet its financial commitments. The insurer financial strength rating is a current opinion that the financial security characteristics of the company are very strong with respect to its ability to pay under its insurance contracts in accordance with the contract terms.

EMPLOYEES

As of December 31, 1999, the Company had 3,711 full-time and 108 part-time employees. The employees are primarily located in Virginia, with the majority of the Virginia employees in the cities of Richmond and Roanoke. Employees are also located in Georgia, Illinois, Maryland, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Washington D.C. and West Virginia. The Company believes that its relationship with its employees is good. No employees are subject to collective bargaining agreements.

EXECUTIVE OFFICERS

                                            Age as of
                Name                    December 31, 1999                        Position
------------------------------------  ----------------------  ----------------------------------------------
Norwood H. Davis, Jr.                            59           Chairman of the Board

Thomas G. Snead, Jr.                             46           President and Chief Executive Officer

William P. Bracciodieta, M.D.                    54           Senior Vice President and Chief Medical
                                                              Officer

Ralph T. Bullock, Jr.                            50           Senior Vice President and Chief Information
                                                              Officer

Thomas R. Byrd                                   42           Senior Vice President and Chief Financial
                                                              Officer

James W. Copley, Jr.                             47           Senior Vice President and Chief Investment
                                                              Officer

Kathy Ashby Merry                                37           Senior Vice President, Operations

Ronald M. Nash                                   62           Senior Vice President, Corporate Services

Paul F. Nezi                                     52           Senior Vice President, Virginia Group Business

Timothy P. Nolan                                 38           Senior Vice President, Marketing and
                                                              Corporate Development


                                            Age as of
                Name                    December 31, 1999                        Position
------------------------------------  ----------------------  ----------------------------------------------
Thomas A. Payne                                  55           Senior Vice President, Corporate Audit

Peter L. Perkins                                 42           Senior Vice President and Chief Actuary

David P. Wade                                    43           Senior Vice President, Government and
                                                              Individual Business

J. Christopher Wiltshire                         45           Senior Vice President, General Counsel and
                                                              Corporate Secretary


For a listing of the positions held with the Company by each executive officer and other information, refer to "Officers," on page 58 of Trigon Healthcare Inc.'s 1999 Annual Report to Shareholders, which is incorporated herein by reference.

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

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the document. The Company desires to take advantage of these safe harbor provisions. Certain information contained in this Form 10-K is forward-looking within the meaning of the Act or Securities and Exchange Commission rules. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties, many of which are beyond the control of the Company. Set forth below are certain important factors that, in addition to general economic conditions and other factors, some of which are discussed elsewhere in this Form 10-K, may affect these forward-looking statements and the Company's business generally.

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

Item 2.  Properties

The Company is headquartered in Richmond, Virginia, where it owns a four-story building with 265,000 square feet. The Company also owns an office facility and warehouse in Roanoke, Virginia with 200,900 square feet and an office facility in Fayetteville, North Carolina with 70,800 square feet. The Company leases an additional 427,300 square feet at various other locations in Richmond, Virginia. The Company also leases space at two other facilities in Roanoke, Virginia comprising 65,000 square feet. These properties are primarily used by the health insurance segment for operations and for corporate administration.

The Company leases 72,500 square feet for regional offices throughout Virginia and 12,000 square feet for office space in Maryland, North Carolina, Pennsylvania and South Carolina.

Square footage utilized by segment as of December 31, 1999 was as follows: health insurance, 896,300; government programs, 64,100; investments, 3,900; and other reportable segments, 39,800. The remaining 109,400 square feet was used for corporate administration.

ITEM 3.  LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are involved in various legal actions occurring in the normal course of their business. While the ultimate outcome of such litigation cannot be predicted with certainty, in the opinion of Company management, after consultation with counsel responsible for such litigation, the outcome of those actions is not expected to have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Refer to page 28, "Market Prices of Common Stock and Dividend Data," of Trigon Healthcare Inc.'s 1999 Annual Report to Shareholders, which is incorporated herein by reference.

Refer to "Part 1 - Business -- Regulation -- Insurance Holding Company Regulation" and "Part 1 - Business -- Regulation -- Restrictions on Dividends" for discussion of insurance holding company regulations and dividend restrictions. In addition, under the terms of the Company's $300 million revolving credit agreement and Amendment No. 1, the Company may not pay dividends on the Company's common stock unless the aggregate of all dividends paid by the Company plus payments to purchase, redeem or otherwise acquire capital stock of the Company (other than the Commonwealth Payment and purchases of Company capital stock made on or after December 1, 1999 in an aggregate amount not to exceed $150 million) does not exceed the sum of (i) $10,000,000 plus (ii) 50% of the consolidated net income (or minus 100% of consolidated net loss) of the Company for the period from the effectiveness of the Demutualization through the end of the most recently completed fiscal quarter, plus (iii) an amount (not to exceed $50,000,000) equal to 50% of the cumulative cash dividends paid out of income of certain subsidiaries of the Company earned prior to January 1, 1997 and received by the Company after the date of the revolving credit agreement and before December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

Refer to pages 18 through 19, "Selected Consolidated Financial and Operating Data," of Trigon Healthcare Inc.'s 1999 Annual Report to Shareholders, which are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to pages 20 through 27, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Trigon Healthcare Inc.'s 1999 Annual Report to Shareholders, which are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to page 28, "Quantitative And Qualitative Disclosures About Market Risk," of Trigon Healthcare Inc.'s 1999 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to pages 29 through 55, the Consolidated Financial Statements, page 56, "Independent Auditors' Report," and page 17, "Quarterly Financial Information," of Trigon Healthcare Inc.'s 1999 Annual Report to Shareholders, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to pages 1 through 2, "Election of Directors," and page 5, "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's definitive Proxy Statement dated March 24, 2000, which are incorporated herein by reference solely as they relate to the Directors of the Company.

Pursuant to General Instruction G(3) to Form 10-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K. See "Item 1 - Business -- Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

Refer to pages 6 through 11, "Compensation of Executive Officers," of the Company's definitive Proxy Statement dated March 24, 2000, which are incorporated herein by reference solely as they relate to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to pages 3 and 4, "Beneficial Ownership of Securities," of the Company's definitive Proxy Statement dated March 24, 2000, which are incorporated herein by reference solely as they relate to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

R. Gordon Smith, a director of the Company, is a partner of McGuire, Woods, Battle & Boothe, LLP, a law firm which serves as counsel to the Company and its subsidiaries.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report.
  1. Consolidated Financial Statements from Trigon Healthcare Inc.'s 1999 Annual Report to Shareholders are incorporated herein by reference in
      Item 8:
      -- Consolidated Balance Sheets as of December 31, 1999 and 1998 (page 29) -- Consolidated Statements of Operations for the years ended December 31,
         1999, 1998 and 1997 (page 30)
      -- Consolidated Statements of Changes in Shareholders' Equity and
         Comprehensive Income for the years ended December 31, 1999, 1998 and 1997 (page 31)
      -- Consolidated Statements of Cash Flows for the years ended December 31,
         1999, 1998 and 1997 (page 32)
      -- Notes to Consolidated Financial Statements (pages 33 through 55)
      -- Independent Auditors' Report (page 56)

   2.  Financial statement schedules

     Independent Auditors' Report.....................(filed herein on page S-1)
     Schedule I - Condensed Financial
       Information of Registrant
       (parent only) as of
       December 31, 1999 and 1998 and for
       the years ended December 31, 1999
       and 1998 and for the period
       February 5, 1997 through
       December 31, 1997.......................(filed herein on pages S-2 - S-7)

   3.   Exhibits.  The following is a list of exhibits to this Form 10-K.

Exhibit
Number      Description
------      -----------

     2  -- Amended and Restated Plan of Demutualization.  (1)

   3.1 -- Amended and Restated Articles of Incorporation of Trigon Healthcare, Inc. (1)

   3.2 -- Amended and Restated Bylaws of Trigon Healthcare, Inc. dated April 28, 1999. (9)

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

  10.2 -- Limited Fixed Return Plan for Certain Officers and Directors of Trigon Insurance Company. (1) *

  10.4 -- Non-Contributory Retirement Program for Certain Employees of Trigon Insurance Company. (1) *

  10.5 -- Amended and Restated Supplemental Executive Retirement Program for Certain Employees of Trigon Insurance Company dated as of October 1, 1998. (8)*

  10.6  -- Salary Deferral Plan for Norwood H. Davis, Jr.  (1) *

  10.7 -- Amended and Restated Employment Agreement dated September 16, 1998 by and between Trigon Insurance Company and Norwood H. Davis, Jr.
           (7) *

  10.9 -- Amended and Restated Employees' Thrift Plan of Trigon Insurance Company dated as of October 1, 1998. (8)*

  10.10 -- Amended and Restated Trigon Insurance Company 401(k) Restoration Plan dated as of October 1, 1998. (8)*

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

  10.16 -- Employee Stock Purchase Plan.  (6) *

  10.17 -- Non-Employee Directors Stock Incentive Plan.  (6) *

  10.18 -- Amendment to the License Agreement by and between the Blue Cross and Blue Shield Association and the Company. (5)

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

  10.23 -- Clarifying Amendment to the Non-Contributory Retirement Program for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998. (8) *

  10.24 -- Thomas G. Snead Employment Agreement dated May 19, 1999.  (10) *

  10.25 -- Amendment No. 1 to Executive Continuity Agreement Between Trigon Insurance Company and Thomas G. Snead, Jr. dated May 19, 1999. (10) *

  10.26 -- Clarifying Amendment No. 2 to the Non-Contributory Retirement Program for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program. *

  10.27 -- Clarifying Amendment No. 3 to the Non-Contributory Retirement Program for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program. *

  10.28 -- Clarifying Amendment No. 4 to The Trigon Insurance Company Retirement Program . *

  10.29 -- Amendment No. 1 dated December 14, 1999 to the Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

     11 -- Computation of per share earnings.  Refer to Note 15, "Net Income and
           Pro Forma Net Income Per Share," on page 49 of Trigon Healthcare Inc.'s 1999 Annual Report to Shareholders, which is incorporated herein by reference.

     13 -- Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 1999.

     21 -- Subsidiaries of the Registrant.

   23.1 -- Consent of Independent Auditors.

     27 -- Financial Data Schedule.

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

 (8) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998.

 (9) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 1999.

(10) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended June 30, 1999.

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

                                     TRIGON HEALTHCARE, INC.
                                          Registrant


                                       By:  /s/ THOMAS R. BYRD
                                            -----------------------
                                                THOMAS R. BYRD

                                       Title:  SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Date:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





       SIGNATURE                                  TITLE                              DATE
       ---------                                  -----                              ----

/s/ THOMAS G. SNEAD, JR.           President and Chief Executive Officer           March 23, 2000
---------------------------        (Principal Executive Officer)
  THOMAS G. SNEAD, JR



/s/ THOMAS R. BYRD                 Senior Vice President and Chief                 March 29, 2000
---------------------------        Financial Officer  (Principal Financial
THOMAS R. BYRD                     and Accounting Officer)



/s/ NORWOOD H. DAVIS, JR.          Chairman of the Board                           March 22, 2000
---------------------------
NORWOOD H. DAVIS, JR.



/s/ HUNTER B. ANDREWS              Director                                        March 22, 2000
---------------------------
HUNTER B. ANDREWS, ESQ.



/s/ LENOX D. BAKER, JR.            Director                                        March 23, 2000
---------------------------
LENOX D. BAKER, JR., M.D.



/s/ JAMES K. CANDLER               Director                                        March 22, 2000
---------------------------
JAMES K. CANDLER


       SIGNATURE                                  TITLE                              DATE
       ---------                                  -----                              ----

/s/ ROBERT M. FREEMAN                   Director                                   March 22, 2000
-------------------------------
ROBERT M. FREEMAN



/s/ WILLIAM R. HARVEY                   Director                                   March 23, 2000
-------------------------------
WILLIAM R. HARVEY, Ph.D.



/s/ GARY A. JOBSON                      Director                                   March 25, 2000
-------------------------------
GARY A. JOBSON



/s/ WILLIAM N. POWELL                   Director                                   March 21, 2000
-------------------------------
WILLIAM N. POWELL



/s/ J. CARSON QUARLES                   Director                                   March 22, 2000
-------------------------------
J. CARSON QUARLES



/s/ R. GORDON SMITH                     Director                                   March 24, 2000
-------------------------------
R. GORDON SMITH, ESQ.



/s/ HUBERT R. STALLARD                  Director                                   March 28, 2000
-------------------------------
HUBERT R. STALLARD



/s/ JACKIE M. WARD                       Director                                  March 21, 2000
-------------------------------
JACKIE M. WARD



/s/ STIRLING L. WILLIAMSON, JR.         Director                                   March 22, 2000
-------------------------------
STIRLING L. WILLIAMSON, JR.



                     Independent Auditors' Report



The Board of Directors
Trigon Healthcare, Inc.:

Under date of February 11, 2000, we reported on the consolidated balance sheets of Trigon Healthcare, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP


Richmond, Virginia
February 11, 2000

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 1999 and 1998
                                 (in thousands)

                                                                               1999                1998
                                                                        ---------------      ---------------
ASSETS
Current assets
    Cash                                                                $            --                   12
    Investment securities, at estimated fair value                              319,705              259,514
    Other receivables                                                             5,084                3,873
    Other                                                                            43                   29
                                                                        ---------------      ---------------

Total current assets                                                            324,832              263,428
                                                                        ---------------      ---------------

Investment in subsidiaries                                                      871,121              895,690
Deferred income taxes                                                               947                1,240
Other assets                                                                        428                  126
                                                                        ---------------      ---------------

Total assets                                                            $     1,197,328            1,160,484
                                                                        ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                               $         3,667                1,296
    Deferred income taxes                                                         3,615                  512
    Income taxes payable                                                          5,099                1,701
    Payable for investment securities                                             2,990                  672
    Payable to affiliates                                                            --                   79
                                                                        ---------------      ---------------

Total current liabilities                                                        15,371                4,260
                                                                        ---------------      ---------------

Long-term debt                                                                  245,000               85,000
                                                                        ---------------      ---------------

Total liabilities                                                               260,371               89,260
                                                                        ---------------      ---------------

SHAREHOLDERS' EQUITY

    Common stock, $0.01 par; shares issued and outstanding
        38,200, 1999; 42,300, 1998                                                  382                  423
    Capital in excess of par                                                    816,517              839,187
    Retained earnings                                                           112,896              202,554
    Unearned compensation -- restricted stock                                    (1,926)                  --
    Accumulated other comprehensive income                                        9,088               29,060
                                                                        ---------------      ---------------

Total shareholders' equity                                                      936,957            1,071,224

Commitments and contingencies
                                                                        ---------------      ---------------

Total liabilities and shareholders' equity                              $     1,197,328            1,160,484
                                                                        ===============      ===============


See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                   TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                            Statements of Operations
 For the years ended December 31, 1999 and 1998 and for the period
                  February 5, 1997 through December 31, 1997
                                 (in thousands)

                                                                       1999                  1998                 1997
                                                                ----------------      ---------------      ---------------
REVENUES
    Investment income                                           $         19,157               12,590                4,358
    Net realized gains (losses)                                           (8,051)                 614                 (105)
    Cash dividends from subsidiaries                                      48,900              200,000               50,000
                                                                ----------------      ---------------      ---------------

Total revenues                                                            60,006              213,204               54,253

EXPENSES
    Selling, general and administrative expenses                           2,095                2,359                1,742
    Interest expense                                                       8,359                5,291                4,601
                                                                ----------------      ---------------      ---------------

Total expenses                                                            10,454                7,650                6,343
                                                                ----------------      ---------------      ---------------

Income before income taxes and equity in undistributed net
 income of subsidiaries                                                   49,552              205,554               47,910


Income tax expenses (benefit)                                                106                  941                 (868)
                                                                ----------------      ---------------      ---------------

Income before equity in undistributed net income of
 subsidiaries                                                             49,446              204,613               48,778


Equity in undistributed net income of subsidiaries                       (28,983)             (81,041)              30,204
                                                                ----------------      ---------------      ---------------

Net income                                                      $         20,463              123,572               78,982
                                                                ================      ===============      ===============

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

     Statements of Changes in Shareholders' Equity and Comprehensive Income For the years ended December 31, 1999 and 1998 and for the period
                  February 5, 1997 through December 31, 1997
                                 (in thousands)

                                                                                                 Accumulated
                                                      Capital                                       Other
                                           Common    in Excess     Retained       Unearned      Comprehensive
                                           Stock       of Par      Earnings     Compensation        Income          Total
                                          -------   -----------    --------     ------------    -------------      -------
Balance at January 1, 1997              $      --           --           --           --                 --              --
Net income after Demutualization               --           --        78,982          --                 --          78,982
Net unrealized gains on investment
 securities, net of income taxes               --           --            --          --              3,776           3,776
                                                                                                                 ----------
Comprehensive income                                                                                                 82,758

Undistributed earnings of
 subsidiaries before Demutualization           --           --       722,330          --             33,521         755,851
 and IPO

Issuance of 24,475 shares to eligible
 policyholders in the Demutualization
 and cash payments to eligible
 policyholders in lieu of shares of
 common stock                                 245      630,941     (722,330)          --                 --         (91,144)

Issuance of 17,825 shares in the
 Initial Public Offering, net of              178      215,027           --           --                 --         215,205
 expenses

Purchase and reissuance of common
 stock under stock option and other
 employee benefit plans, including
 tax benefits                                  --         (144)          --           --                 --            (144)

Common stock held by consolidated
 grantor trusts                                --       (3,789)          --           --                 --          (3,789)
                                            -----      -------      -------         ----            -------    ------------
Balance at December 31, 1997                  423      842,035       78,982           --             37,297         958,737

Net income                                     --           --      123,572           --                 --         123,572
Minimum pension liability adjustment,
 net of income taxes                           --           --           --           --             (1,149)         (1,149)

Net unrealized losses on investment
 securities, net of income taxes               --           --           --           --             (7,088)         (7,088)
                                                                                                                 ----------
Comprehensive income                                                                                                115,335

Adjustment to cash payments to
 eligible policyholders in lieu of
 shares of common stock in the
 Demutualization                               --         (690)          --           --                 --            (690)

Purchase and reissuance of common
 stock under stock option and other
 employee benefit plans, including
 tax benefits                                  --       (1,307)          --           --                 --          (1,307)

Change in common stock held by
 consolidated grantor trusts                   --         (851)          --           --                 --            (851)
                                            -----      -------      -------         ----            -------       ----------
Balance at December 31, 1998                  423      839,187      202,554           --             29,060       1,071,224

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

               Statements of Changes in Shareholders' Equity and
                        Comprehensive Income, Continued
 For the years ended December 31, 1999 and 1998 and for the period
                  February 5, 1997 through December 31, 1997
                                 (in thousands)

                                                                                                   Accumulated
                                                       Capital                                        Other
                                           Common     in Excess     Retained       Unearned       Comprehensive
                                            Stock       of Par      Earnings     Compensation         Income          Total
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                  423       839,187      202,554               --            29,060     1,071,224

Net income                                     --            --       20,463               --                 -        20,463
Change in minimum pension liability,
 net of income taxes                           --            --           --               --               834           834

Net unrealized losses on investment
 securities, net of income taxes               --            --           --               --           (20,806)      (20,806)

                                                                                                                   ----------
Comprehensive income                                                                                                      491

Repurchase and retirement of common
 stock                                        (41)      (20,500)    (110,121)              --                --      (130,662)

Purchase and reissuance of common
 stock under stock option and other
 employee benefit plans, including
 tax benefits and net of amortization          --          (767)          --           (1,926)               --        (2,693)



Change in common stock held by
 consolidated grantor trusts                   --        (1,403)          --               --                --        (1,403)
                                         ------------------------------------------------------------------------------------
Balance at December 31, 1999             $    382       816,517      112,896           (1,926)            9,088       936,957
                                         ====================================================================================

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                            Statements of Cash Flows
 For the years ended December 31, 1999 and 1998 and for the period February 5,
                         1997 through December 31, 1997
                                 (in thousands)

                                                                       1999                 1998                 1997
                                                                ---------------      ---------------      ---------------

Net income                                                      $        20,463              123,572               78,982
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities
     Accretion of discounts and amortization of premiums,                (1,930)                (845)                (129)
      net
     Amortization of unearned compensation                                1,031                   --                   --
     Undistributed net income of subsidiaries                            28,983               81,041              (30,204)
     Increase in other receivables                                       (1,205)              (1,254)              (2,569)
     (Increase) decrease in other assets                                   (316)                  11                 (166)
     Increase in accounts payable and accrued expenses                    2,353                  734                  562
     Increase in income taxes payable                                     3,398                1,701                   --
     Change in deferred income taxes                                        294               (1,293)                  53
     Decrease in obligation for Commonwealth Payment                         --                   --             (175,000)
     Increase (decrease) in payable to affiliates                           (79)                 (10)                  89
     Realized investment (gains) losses, net                              8,051                 (614)                 105
                                                                ---------------      ---------------      ---------------

 Net cash provided by (used in) operating activities                     61,043              203,043             (128,277)
                                                                ---------------      ---------------      ---------------

Cash flows from investing activities
     Investment securities purchased                                   (972,506)            (492,562)            (214,562)
     Proceeds from investment securities sold                           693,938              227,515               77,002
     Maturities of fixed income securities                              223,340               89,481               57,180
     Investments in subsidiaries                                        (31,000)             (25,000)                  --
                                                                ---------------      ---------------      ---------------

Net cash used in investing activities                                   (86,228)            (200,566)             (80,380)
                                                                ---------------      ---------------      ---------------

Cash flows from financing activities
     Proceeds from long-term debt                                       160,000                   --               85,000
     Payments to members in lieu of common stock pursuant
      to Plan of Demutualization                                             --                 (690)             (91,144)

     Net proceeds from issuance of common stock                              --                   --              215,205
     Purchase and reissuance of common stock under
      employee benefit and stock option plans                            (3,694)              (1,307)                (144)

     Common stock purchased by grantor trusts                              (489)                (469)                (259)
     Purchase and retirement of common stock                           (130,662)                  --                   --
     Change in outstanding checks in excess of bank balance                  18                   --                   --
                                                                ---------------      ---------------      ---------------

Net cash provided by (used in) financing activities                      25,173               (2,466)             208,658
                                                                ---------------      ---------------      ---------------

Increase (decrease) in cash                                                 (12)                  11                    1
Cash -- beginning of year                                                    12                    1                   --
                                                                ---------------      ---------------      ---------------

Cash -- end of year                                             $            --                   12                    1
                                                                ===============      ===============      ===============

Cash paid during the year for
     Interest                                                   $         7,545                5,006                4,344
                                                                ===============      ===============      ===============
     Income taxes                                                            --                  525                   --
                                                                ===============      ===============      ===============

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
     CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY), CONTINUED

      Notes to Condensed Financial Information of Registrant (Parent Only)

The condensed financial information provided should be read in conjunction with the Consolidated Financial Statements of Trigon Healthcare, Inc. ("Registrant") incorporated by reference in Part II, Section 8 of this Form 10-K and the following notes:

(a)  Basis of Presentation

  The accompanying condensed financial information reflects the financial position as of December 31, 1999 and 1998 and the results of operations, changes in shareholders' equity and comprehensive income and cash flows for the years ended December 31, 1999 and 1998 and for the period after the Demutualization and Initial Public Offering, February 5, 1997 through December 31, 1997. The Registrant had no operations prior to February 5, 1997, the date it became the holding company. Refer to note 2 to the consolidated financial statements of the Registrant for details regarding the Demutualization and Initial Public Offering.

(b)  Investment in Subsidiary

  The Registrant made a $31 million and $25 million capital contribution to its subsidiary, Monticello Service Agency, Inc. (MSA) during 1999 and 1998, respectively. MSA immediately made a $20 million and $25 million capital contribution to its subsidiary, Trigon Health and Life Insurance Company, in 1999 and 1998, respectively, and entered into Certificates of Contribution (also known as surplus notes) totaling $11 million with its subsidiary, Mid-South Insurance Company, in 1999.

(c)  Long-Term Debt

  The information about long-term debt contained in note 12 of the notes to the consolidated financial statements of the Registrant is incorporated herein by reference.

(d)   Capital Stock

  The information about capital stock contained in note 14 of the notes to the consolidated financial statements of the Registrant is incorporated herein by reference.

(e)   Cash and Stock Dividends

  During 1999, 1998 and 1997, a subsidiary of the Registrant, Trigon Insurance Company (Trigon Insurance), paid dividends to the Registrant of $48.9 million, $227.5 million and $238.7 million, respectively. The 1999 cash dividend was effected August 1, 1999. The 1998 dividend was effected July 1, 1998 and included $200.0 million of cash and $27.5 million of stock of a wholly-owned subsidiary. The 1997 dividend was effected July 31, 1997 and consisted of $188.7 million of stock of a wholly-owned subsidiary and $50.0 million of cash. The 1998 and 1997 dividends required prior approval from the Commonwealth of Virginia, Bureau of Insurance ("Bureau of Insurance").

  On January 7, 2000, the Bureau of Insurance approved Trigon Insurance's request to effect a cash dividend of $125 million to the Registrant on February 1, 2000. As a result of this dividend, any dividend distributions by Trigon Insurance during 2000 will require the prior approval of the Bureau of Insurance.

(f)   Comprehensive Income

  The information about comprehensive income contained in note 16 of the notes to the consolidated financial statements of the Registrant is incorporated herein by reference.

EXHIBIT INDEX


Exhibit
Number            Description
------            -----------

 10.26  -- Clarifying Amendment No. 2 to the Non-Contributory Retirement Program
            for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program.

 10.27  -- Clarifying Amendment No. 3 to the Non-Contributory Retirement Program
            for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program.

 10.28  -- Clarifying Amendment No. 4 to The Trigon Insurance Company Retirement
            Program

 10.29  -- Amendment No. 1 dated December 14, 1999 to the Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

    13 -- Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 1999.

    21  -- Subsidiaries of the Registrant.

   23.1 -- Consent of Independent Auditors.

    27  -- Financial Data Schedule.