Form 10-K405/A
period 1999-12-31
TRIGON HEALTHCARE INC
filed 2000-04-28
CIK 1017747

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 24, 2000 was approximately $1,424,133,000 (based on the last reported sales price of $37 13/16 per share on April 24, 2000, on the New York Stock Exchange).

As of April 24, 2000, 37,663,024 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of Trigon Healthcare Inc.'s Annual Report to Shareholders for the year ended December 31, 1999 into Parts II and IV of this Form 10-K.

Certain portions of Trigon Healthcare Inc.'s definitive Proxy Statement dated March 24, 2000 for the Annual Meeting of Shareholders into Part III of this Form 10-K.

The exhibits to this Form 10-K/A No. 1 are amended to include the 1999 annual reports for the Trigon Healthcare, Inc. Employee Stock Purchase Plan and the Trigon Insurance Company 401(k) Restoration Plan and Consents of Independent Auditors. There are no other differences.

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

   10.5    -- Amended and Restated Supplemental Executive Retirement Program for
              Certain Employees of Trigon Insurance Company dated as of October 1, 1998. (8)*
   10.6    -- Salary Deferral Plan for Norwood H. Davis, Jr.  (1) *
   10.7    -- Amended and Restated Employment Agreement dated September 16, 1998 by and between Trigon Insurance Company and Norwood H. Davis,
              Jr.  (7) *
   10.9    -- Amended and Restated Employees' Thrift Plan of Trigon Insurance
              Company dated as of October 1, 1998.  (8)*
  10.10    -- Amended and Restated Trigon Insurance Company 401(k) Restoration
              Plan dated as of October 1, 1998.  (8)*
  10.12    -- Form of Employment Agreement dated as of December 12, 1990 by and between Trigon Insurance Company and John C. Berry
               and certain other executive officers.  (1) *
  10.14    -- Credit Agreement dated as of February 5, 1997 among Trigon
              Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent. (2)
  10.15    -- 1997 Stock Incentive Plan.  (6) *
  10.16    -- Employee Stock Purchase Plan.  (6) *
  10.17    -- Non-Employee Directors Stock Incentive Plan.  (6) *
  10.18    -- Amendment to the License Agreement by and between the Blue Cross and Blue Shield Association and the Company. (5)
  10.19    -- Amendment to the Non-Contributory Retirement Program for Certain
              Employees of Trigon Insurance Company. (3) *
  10.20    -- Form of Executive Continuity Agreement dated as of September 16,
              1998 between Trigon Insurance Company and Thomas G. Snead, Jr. and certain other executive officers. (7) *
  10.21    -- Form of Executive Continuity Agreement dated as of September 16,
              1998 between Trigon Insurance Company and John C. Berry and certain other executive officers. (7) *
  10.22    -- Amendment to the Non-Contributory Retirement Program for Certain
              Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998. (8) *
  10.23    -- Clarifying Amendment to the Non-Contributory Retirement Program
              for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998. (8) *
  10.24    -- Thomas G. Snead Employment Agreement dated May 19, 1999.  (10) *
  10.25    -- Amendment No. 1 to Executive Continuity Agreement Between Trigon
              Insurance Company and Thomas G. Snead, Jr. dated May 19, 1999.
              (10) *
  10.26    -- Clarifying Amendment No. 2 to the Non-Contributory Retirement
              Program for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program.
              (11) *
  10.27    -- Clarifying Amendment No. 3 to the Non-Contributory Retirement
              Program for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program.
              (11) *
  10.28    -- Clarifying Amendment No. 4 to The Trigon Insurance Company
              Retirement Program. (11) *

 10.29    -- Amendment No. 1 dated December 14, 1999 to the Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent. (11)
     11    -- Computation of per share earnings.  Refer to Note 15, "Net Income and Pro Forma Net Income Per Share," on page 49 of Trigon Healthcare Inc.'s 1999 Annual Report to Shareholders, which is incorporated herein by reference.
     13    -- Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 1999.  (11)
     21    -- Subsidiaries of the Registrant.  (11)
   23.1    -- Consent of Independent Auditors.  (11)
   23.2    -- Consent of Independent Auditors.
   23.3    -- Consent of Independent Auditors.
     27    -- Financial Data Schedule.  (11)
   99.1    -- Trigon Healthcare, Inc. Employee Stock Purchase Plan Audited
              Financial Statements as of December 31, 1999 and 1998 and for years ended December 31, 1999 and 1998 and the period May 1, 1997 (inception) through December 31, 1997.
   99.2    -- Trigon Insurance Company 401(k) Restoration Plan Audited Financial
              Statements as of December 31, 1999 and 1998 and for the three years ended December 31, 1999, 1998 and 1997.

(1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773).
(2) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1996.
(3) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1997.
(4) Incorporated by reference to exhibits filed with the Company's Form 8-A/A filed on July 16, 1997.
(5) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1997.
(6) Incorporated by reference to exhibits filed with the Company's Proxy Statement dated March 13, 1997.
(7) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1998.
(8) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998.
(9) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 1999.
(10) Incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended June 30, 1999.
(11) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999.

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

Date:  April 26, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                           TITLE                                  DATE
        ---------                           -----                                  ----


/s/ THOMAS G. SNEAD, JR.               Chairman of the Board, President        April 26, 2000
---------------------------------      and Chief Executive Officer
THOMAS G. SNEAD, JR                    (Principal Executive Officer)

/s/ THOMAS R. BYRD                     Senior Vice President and Chief         April 26, 2000
---------------------------------       Financial Officer  (Principal
THOMAS R. BYRD                          Financial and Accounting Officer)

/s/ LENOX D. BAKER, JR.                Director                                April 26, 2000
---------------------------------
LENOX D. BAKER, JR., M.D.

SIGNATURE                              TITLE                                   DATE
---------                              -----                                   ----


/s/ ROBERT M. FREEMAN                  Director                                April 26, 2000
---------------------------------
ROBERT M. FREEMAN

/s/ WILLIAM R. HARVEY                  Director                                April 26, 2000
---------------------------------
WILLIAM R. HARVEY, Ph.D.

/s/ GARY A. JOBSON                     Director                                April 26, 2000
---------------------------------
GARY A. JOBSON

/s/ JOSEPH S. MALLORY                  Director                                April 26, 2000
---------------------------------
JOSEPH S. MALLORY

/s/ DONALD B. NOLAN                    Director                                April 26, 2000
---------------------------------
DONALD B. NOLAN, M.D.

/s/ WILLIAM N. POWELL                  Director                                April 26, 2000
---------------------------------
WILLIAM N. POWELL

/s/ J. CARSON QUARLES                  Director                                April 26, 2000
---------------------------------
J. CARSON QUARLES

/s/ R. GORDON SMITH                    Director                                April 26, 2000
---------------------------------
R. GORDON SMITH, ESQ.

/s/ HUBERT R. STALLARD                 Director                                April 26, 2000
---------------------------------
HUBERT R. STALLARD

/s/ JACKIE M. WARD                     Director                                April 26, 2000
---------------------------------
JACKIE M. WARD

/s/ STIRLING L. WILLIAMSON, JR.        Director                                April 26, 2000
---------------------------------
STIRLING L. WILLIAMSON, JR.

EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

   23.2    -- Consent of Independent Auditors.

   23.3    -- Consent of Independent Auditors.

   99.1    -- Trigon Healthcare, Inc. Employee Stock Purchase Plan Audited
               Financial Statements as of December 31, 1999 and 1998 and for years ended December 31, 1999 and 1998 and the period May 1, 1997 (inception) through December 31, 1997.

   99.2    -- Trigon Insurance Company 401(k) Restoration Plan Audited Financial
               Statements as of December 31, 1999 and 1998 and for the three years ended December 31, 1999, 1998 and 1997.