Form 10-Q
period 2000-03-31
TRIGON HEALTHCARE INC
filed 2000-05-15
CIK 1017747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

                                       or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Title of each class                    Outstanding at May 11, 2000
         -------------------                    ---------------------------
Class A Common Stock, $0.01 par value                 37,663,024 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
FIRST QUARTER 2000 FORM 10-Q
TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 and
              December 31, 1999                                                                                1

         Consolidated Statements of Operations for the Three Months
              Ended March 31, 2000 and 1999                                                                    2

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
              Income for the Three Months Ended March 31, 2000 and 1999                                        3

         Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2000 and 1999                                                             4

         Notes to Consolidated Financial Statements                                                        5 - 9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                           9-14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      14

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                               15

     Item 6.  Exhibits and Reports on Form 8-K                                                                15

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements
                                   TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                (in thousands)

                                                                                (Unaudited)
                                                                                 March 31,       December
                                                                                   2000            1999
                                                                              --------------  --------------
                                    Assets
 Current assets
     Cash                                                                    $        6,243           2,530
     Investment securities, at estimated fair value                               1,764,896       1,738,515
     Premiums and other receivables                                                 414,909         397,499
     Deferred income taxes                                                           19,319          16,827
     Other                                                                           16,602          14,099
                                                                              --------------  --------------

             Total current assets                                                 2,221,969       2,169,470

 Property and equipment, net                                                         53,559          51,238
 Deferred income taxes                                                               53,556          59,499
 Goodwill and other intangibles, net                                                 14,210          14,561
 Restricted investments, at estimated fair value                                      9,812           9,887
 Other assets                                                                         8,999           9,460
                                                                              --------------  --------------

             Total assets                                                    $    2,362,105       2,314,115
                                                                              ==============  ==============

                     Liabilities and Shareholders' Equity
 Current liabilities
     Medical and other benefits payable                                      $      558,362         544,120
     Unearned premiums                                                              132,949         120,290
     Accounts payable and accrued expenses                                           65,106          81,867
     Deferred income taxes                                                                -               -
     Other liabilities                                                              293,662         257,231
                                                                              --------------  --------------

        Total current liabilities                                                 1,050,079       1,003,508

 Obligations for employee benefits, noncurrent                                       43,583          49,287
 Medical and other benefits payable, noncurrent                                      67,967          65,929
 Long-term debt                                                                     248,264         248,039
 Minority interest in subsidiary                                                     10,747          10,395

                                                                              --------------  --------------
             Total liabilities                                                    1,420,640       1,377,158
                                                                              --------------  --------------

 Shareholders' equity
     Common stock                                                                       377             382
     Capital in excess of par                                                       813,084         816,517
     Retained earnings                                                              127,405         112,896
     Unearned compensation                                                           (3,646)         (1,926)
     Accumulated other comprehensive income (note 6 )                                 4,245           9,088
                                                                              --------------  --------------

              Total shareholders' equity                                            941,465         936,957

 Commitments and contingencies (note 7 )
                                                                              --------------  --------------

              Total liabilities and shareholders' equity                     $    2,362,105       2,314,115
                                                                              ==============  ==============


See notes to consolidated financial statements


                                         TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    For the three months ended March 31, 2000 and 1999
                                           (in thousands, except per share data)


                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                       2000                      1999
                                                                                 ---------------           --------------
Revenues
    Premium and fee revenues
       Commercial                                                                $      442,286                   400,627
       Federal Employee Program                                                         111,250                   103,967
       Amounts attributable to self-funded arrangements                                 334,087                   283,394
       Less:  amounts attributable to claims under
            self-funded arrangements                                                   (293,956)                 (249,850)
                                                                                 ---------------           --------------
                                                                                        593,667                   538,138

    Investment income                                                                    27,983                    21,960
    Net realized gains (losses)                                                           1,889                    (9,918)
    Other revenues                                                                        5,623                     6,330
                                                                                 ---------------           --------------
         Total revenues                                                                 629,162                   556,510

Expenses
    Medical and other benefit costs
       Commercial                                                                       365,079                   329,944
       Federal Employee Program                                                         106,877                   100,086
                                                                                 ---------------           --------------
                                                                                        471,956                   430,030

    Selling, general and administrative expenses                                        110,509                   106,318
    Interest expense                                                                      3,972                     1,200
                                                                                 ---------------           --------------
         Total expenses                                                                 586,437                   537,548
                                                                                 ---------------           --------------

Income before income taxes and minority interest                                         42,725                    18,962

    Income tax expense                                                                   13,998                     6,348
                                                                                 ---------------           --------------

Income before minority interest                                                          28,727                    12,614

    Minority interest                                                                       509                       535
                                                                                 ---------------           --------------
Net income                                                                       $       28,218                    12,079
                                                                                 ==============            ==============

Earnings per share (note 5)
    Basic net income                                                             $         0.74                      0.29
                                                                                 ==============            ==============
    Diluted net income                                                           $         0.73                      0.28
                                                                                 ==============            ==============

Weighted average number of common shares outstanding
    Basic                                                                                37,939                    42,289
                                                                                 ==============            ==============
    Diluted                                                                              38,520                    42,911
                                                                                 ==============            ==============

See notes to consolidated financial statements

                               TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 AND COMPREHENSIVE INCOME (UNAUDITED)
                          For the three months ended March 31, 2000 and 1999
                                            (in thousands)

                                                                       Three Months Ended March 31,
                                                                     --------------------------------
                                                                          2000             1999
                                                                     --------------   ---------------

Balance at January 1,                                              $       936,957         1,071,224

Net income                                                                  28,218            12,079
Net unrealized losses on investment
   securities, net of income taxes                                          (4,843)          (12,292)
                                                                     --------------   ---------------

    Comprehensive income (loss)                                             23,375              (213)
                                                                     --------------   ---------------

Purchase and  reissuance  of common stock under stock option and other  employee benefit plans, including tax benefits
   and net of amortization                                                  (2,067)           (1,035)
Change in common stock held by consolidated grantor trusts                    (402)             (420)
Purchase and retirement of common stock                                    (16,398)                -
                                                                     --------------   ---------------

Balance at March 31                                               $        941,465         1,069,556
                                                                     ==============   ===============



See notes to consolidated financial statements


                                       TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  For the three months ended March 31, 2000 and 1999
                                                    (in thousands)
                                                                                       Three Months Ended March 31,
                                                                                     --------------------------------
                                                                                        2000                 1999
                                                                                     -------------       ------------
Net income                                                                        $        28,218             12,079
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                                           3,615              5,839
    Amortization of unearned compensation                                                   1,269                165
    Accretion of discounts and amortization of premiums, net                               (3,940)            (3,709)
    Change in allowance for doubtful accounts receivable                                       80              1,573
   (Increase) decrease in premiums and other receivables                                   (2,823)             9,032
    Increase in other assets                                                               (2,196)            (2,836)
    Increase in medical and other benefits payable                                         16,280             24,072
    Increase in unearned premiums                                                          12,659             16,189
    Decrease in accounts payable and accrued expenses                                     (16,761)            (5,235)
    Increase (decrease) in other liabilities                                              (10,301)             1,789
    Change in deferred income taxes                                                         6,139               (260)
    Increase in minority interest                                                           1,032                535
    Increase (decrease) in obligations for employee benefits                               (5,704)             4,755
    Loss on disposal of property and equipment and other assets                                18                  -
    Realized investment (gains) losses, net                                                (1,889)             9,918
                                                                                     -------------       ------------

            Net cash provided by operating activities                                      25,696             73,906
                                                                                     -------------       ------------

Cash flows from investing activities
  Proceeds from sale of property and equipment and other assets                                 5                 37
  Capital expenditures                                                                     (5,969)            (4,460)
  Investment securities purchased                                                      (1,207,221)        (1,060,398)
  Proceeds from investment securities sold                                              1,049,342            758,855
  Maturities of fixed income securities                                                   151,994            237,139
                                                                                     -------------       ------------

            Net cash used in investing activities                                         (11,849)           (68,827)
                                                                                     -------------       ------------

Cash flows from financing activities
  Payments on long-term debt                                                             (245,000)                 -
  Issuance of commercial paper notes                                                      245,225                  -
  Purchase and reissuance of common stock under employee
       benefit and stock option plans                                                      (3,416)            (1,200)
  Common stock purchased by consolidated grantor trusts                                      (402)              (420)
  Purchase and retirement of common stock                                                 (16,398)                 -
  Change in outstanding checks in excess of bank balance                                    9,857             (5,413)
                                                                                     -------------       ------------

            Net cash used in financing activities                                         (10,134)            (7,033)
                                                                                     -------------       ------------

Net increase (decrease) in cash                                                             3,713             (1,954)

Cash - beginning of period                                                                  2,530              7,500
                                                                                     -------------       ------------

Cash - end of period                                                             $          6,243              5,546
                                                                                     =============       ============

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements prepared by Trigon Healthcare, Inc. and its subsidiaries (collectively, "Trigon" or the "Company") are unaudited, except for the balance sheet information as of December 31, 1999, which is derived from the Company's audited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the full year.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   LONG TERM DEBT AND COMMERCIAL PAPER

     The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. In conjunction with the issuance of commercial paper notes during the first quarter of 2000, the Company repaid the $245 million outstanding on the revolving credit agreement during the first quarter of 2000, leaving no amounts outstanding under this agreement as of March 31, 2000. The weighted-average interest rate on the outstanding borrowings during the three months ended March 31, 2000 and 1999 was 6.21% and 5.32%, respectively.

     In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. The notes were issued at par less a discount representing an interest factor. Under the program, they may also be issued at par as interest bearing notes. The notes may be issued with varying maturities up to a maximum of one year from issuance. As of March 31, 2000, outstanding notes under the commercial paper program totaled approximately $245.2 million with an average maturity of 18 days. The weighted-average discount yield on the outstanding commercial paper notes was 6.17% as of March 31, 2000. The commercial paper is backed by the revolving credit agreement. The commercial paper notes have been classified as long-term debt in the accompanying consolidated statements of financial condition based on the Company's ability and intent to maintain borrowings of at least this amount for more than one year.

3.   INCOME TAXES

     The effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2000 and 1999 was 32.8% and 33.5%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds which reduces the effective tax rate by the effect of the tax-exempt investment income earned.

     In conjunction with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia (Commonwealth Payment) which was expensed and paid in prior years. The Company claimed the $175 million Commonwealth Payment as a deduction. The Internal Revenue Service has denied this deduction during the course of its audit of the Company. The Company continues to pursue the deduction. In addition, the Company is pursuing another claim for deductions over a 10-year period. If the Company is successful on this claim, the amount recovered will be substantial and material in relation to the Company's financial condition and results of operations. Favorable resolution of the claims is subject to various uncertainties, including whether the courts will recognize the deductions and how long it will take to resolve the claims. While the Company believes that its claims have merit, it cannot predict the ultimate outcome of the claims. The Company has not recognized the impact of the claims, if any, in the consolidated financial statements.

4.   CAPITAL STOCK

     The Company commenced its previously announced second stock repurchase program in February 2000 after completing its first stock repurchase program during the first quarter of 2000. During the first quarter of 2000, the Company purchased 536,906 shares of its common stock at a cost of approximately $16.4 million. The excess of the cost of the acquired shares over par value is charged on a pro rata basis to capital in excess of par and retained earnings.

     In February 2000, the Board of Directors granted 87,681 shares of the Company's common stock as restricted stock awards in accordance with the provisions of the 1997 Stock Incentive Plan (Incentive Plan). The shares vest on a pro rata basis over three years. The recipients of the restricted stock awards generally may not dispose or otherwise transfer the restricted stock until vested. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period. A total of 158,811 restricted shares were outstanding as of March 31, 2000. Amortization for the three months ended March 31, 2000 and 1999 was $1.3 million and $165,000, respectively.

5.   NET INCOME AND NET INCOME PER SHARE

     The  following  table  sets  forth the  computation  of basic  and  diluted earnings  per share for the three  months ended March 31, 2000 and 1999 (in thousands, except per share data):
                                                                                 Three Months Ended March 31,
                                                                               ----------------------------------
                                                                                         2000               1999
     ------------------------------------------------------------------------------------------------------------
     Numerator for basic and diluted earnings per share  - net income        $         28,218             12,079
     ------------------------------------------------------------------------------------------------------------

     Denominator
         Denominator for basic earnings per share - weighted average shares            37,939             42,289
         Effect of dilutive securities - employee and director stock
           options and nonvested restricted stock awards                                  581                622
     ------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share                                        38,520             42,911
     ============================================================================================================

     Basic net income per share                                              $           0.74               0.29
     ============================================================================================================
     Diluted net income per share                                            $           0.73               0.28
     ============================================================================================================

     Shares of nonvested restricted stock are not considered outstanding in computing the weighted-average number of common shares for basic earnings per share.

6.   COMPREHENSIVE INCOME

     The  reclassification  entries under SFAS No. 130, Reporting  Comprehensive
     Income,  for the three months ended March 31, 2000 and 1999 were as follows
     (in thousands):

                                                                                         2000            1999
     ---------------------------------------------------------------------------------------------------------
     Net unrealized  losses on  investment  securities,  net of income taxes
         Net unrealized holding losses arising during the period, net of
             income tax benefits of $1,947 and $10,089                          $     (3,614)        (18,739)
         Less:  reclassification adjustment for net gains (losses) included
             in net income, net of income taxes (benefit) of $660 and $(3,471)        (1,229)          6,447
     ---------------------------------------------------------------------------------------------------------

     Net unrealized losses on investment securities, net of income taxes        $     (4,843)        (12,292)
     =========================================================================================================

     The components of accumulated  other  comprehensive  income as of March 31,
     2000 and December 31, 1999 were as follows (in thousands):
                                                                                  March 31,     December 31,
                                                                                       2000             1999
     --------------------------------------------------------------------------------------------------------
     Net unrealized gain on investment securities, net of deferred income
          taxes of $2,455 and $5,063                                         $        4,560            9,403
     Minimum pension liability, net of deferred income taxes of $169                   (315)            (315)
     --------------------------------------------------------------------------------------------------------

     Accumulated other comprehensive income                                  $        4,245            9,088
     ========================================================================================================

7.   LITIGATION

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

8.       MID-SOUTH EXIT OF HEALTH INSURANCE MARKET

     During the first quarter of 2000, the Company charged $5.7 million against the claim reserves for future losses and charged $0.7 million against the accrual of certain other exit costs for payments related to the Mid-South exit accrual. No other adjustments were made to these accruals in the first quarter of 2000.

9.   SEGMENT INFORMATION

     The following table presents information by reportable segment for the three months ended March 31, 2000 and 1999 (in thousands):

                                                            Health    Government                       All
                                                         Insurance      Programs   Investments       Other        Total
     -------------------------------------------------------------------------------------------------------------------
     2000
          Revenues from external customers             $   482,417       111,250             -       5,205      598,872
          Investment income and net realized gains               -             -        29,872           -       29,872
          Intersegment revenues                              3,080             -             -       1,767        4,847
          Depreciation and amortization expense              3,404            59             5         368        3,836
          Income (loss) before income taxes and
           minority interest                                24,088         (347)        29,872         886       54,499

     1999
          Revenues from external customers             $   434,435       103,967             -       5,648      544,050
          Investment income and net realized                     -             -        12,042           -       12,042
           losses
          Intersegment revenues                              2,791             -             -       1,454        4,245
          Depreciation and amortization expense              5,686            68             4         343        6,101
          Income before income taxes and minority
           interest                                         14,709           707        12,042         657       28,115
     -------------------------------------------------------------------------------------------------------------------


     A reconciliation of reportable segment total revenues, income before income taxes and minority interest and depreciation and amortization expense to the corresponding amounts included in the consolidated statements of operations for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                              2000         1999
     ---------------------------------------------------------------------------
      Revenues
          Reportable segments
             External revenues                          $  598,872      544,050
             Investment revenues                            29,872       12,042
             Intersegment revenues                           4,847        4,245
          Other corporate revenues                             418          418
          Elimination of intersegment revenues             (4,847)      (4,245)
     ---------------------------------------------------------------------------

      Total revenues                                    $  629,162      556,510
     ===========================================================================

      Profit or Loss
          Reportable segments                           $   54,499       28,115
          Corporate expenses not allocated to segments     (7,802)      (7,953)
          Unallocated amount - interest expense            (3,972)      (1,200)
     ---------------------------------------------------------------------------

      Income before income taxes and minority interest  $   42,725       18,962
     ===========================================================================

      Depreciation and amortization expense
          Reportable segments                           $    3,836        6,101
          Not allocated to segments                          (221)        (262)
     ---------------------------------------------------------------------------

      Depreciation and amortization expense             $    3,615        5,839
     ===========================================================================

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

The Company divides its business into four reportable segments: health insurance, government programs, investments and all other. Its health insurance segment offers several network products, including health maintenance organizations (HMO), preferred provider organizations (PPO) and traditional indemnity products with access to the Company's participating provider network
(PAR) as well as Medicare supplement plans. The government programs segment includes the Federal Employee Program (FEP) and claims processing for Medicare. Through its participation in the national contract between the Blue Cross and Blue Shield Association and the U.S. Office of Personnel Management (OPM), the Company provides health benefits to federal employees in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit. The Company discontinued its role as a claims processing intermediary for the federal government with the Medicare Part A program in Virginia and West Virginia, effective August 31, 1999. Additionally, the Company discontinued its role as the primary provider of computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross and Blue Shield plans during November 1999. As an administrative agent for Medicare, the Company allocated operating expenses to determine reimbursement due for services rendered in accordance with the contract. Medicare claims processed were not included in the consolidated statements of operations and the reimbursement of allocated operating expenses was recorded as a reduction of the Company's selling, general and administrative expenses. All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other health-related business, including disease management programs, third-party administration for medical and workers' compensation, health promotion and similar products, is reflected in an "all other" category.

Within the Company's health insurance network product offerings, employer groups may choose various funding options ranging from fully-insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the customers bear all or portions of the claims risk.

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                                      As of March 31,
                                                ------------------------------
                                                        2000             1999
------------------------------------------------------------- ----------------
Health Insurance
Commercial
HMO                                                  278,911          253,992
PPO                                                  420,030          317,239
PAR                                                  149,192          160,024
Medicaid / Medicare HMO                               49,669           32,600
Medicare supplement                                  120,091          120,204
------------------------------------------------------------- ----------------
   Total commercial excluding Mid-South            1,017,893          884,059
Self-funded                                          684,822          664,950
Processed for other Blue Cross and Blue
         Shield Plans (ASO)                            5,162            4,659
------------------------------------------------------------- ----------------
Total health insurance excluding Mid-South         1,707,877        1,553,668
------------------------------------------------------------- ----------------
Government
Federal Employee Program (PPO)                       222,219          217,101
------------------------------------------------------------- ----------------
Total government                                     222,219          217,101
------------------------------------------------------------- ----------------
Total excluding Mid-South                          1,930,096        1,770,769
Mid-South, commercial                                      -          109,977
Mid-South, ASO                                             -           22,077
------------------------------------------------------------- ----------------
Total                                              1,930,096        1,902,823
============================================================= ================

 PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                                 Quarter ended March 31,
-----------------------------------------------------------------------------
                                                        2000            1999
------------------------------------------------------------- ---------------
Health Insurance
Commercial
HMO                                              $   108,572          95,073
PPO                                                  176,787         123,756
PAR                                                   70,062          71,665
Medicaid / Medicare HMO                               26,155          18,100
Medicare supplement                                   60,710          57,018
------------------------------------------------------------- ---------------
Total commercial excluding Mid-South                 442,286         365,612
Self-funded                                          334,087         283,394
------------------------------------------------------------- ---------------
Total health insurance excluding Mid-South           776,373         649,006
Government
Federal Employee Program (PPO)                       111,250         103,967
------------------------------------------------------------- ---------------
Total government                                     111,250         103,967
------------------------------------------------------------- ---------------
Total excluding Mid-South                            887,623         752,973
Mid-South, commercial                                      -          35,015
------------------------------------------------------------- ---------------
Total                                            $   887,623         787,988
============================================================= ===============

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Premium and fee revenues increased 10.3% to $593.7 million in the first quarter of 2000 from $538.1 in the first quarter of 1999. The $55.6 million increase is due to a combination of rate increases and enrollment growth in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment and the third quarter 1999 Mid-South market exit. Commercial revenue from the Virginia HMO, PPO and PAR networks increased 21.0% to $442.3 million in the first quarter of 2000 from $365.6 million in the first quarter of 1999. This increase is attributed to a 14.6% increase in member months and a 5.6% increase in revenue per member. The Mid-South market exit resulted in a $35.0 million decrease in commercial revenue. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 8.6% to $146.48 for the first quarter of 2000 from $134.88 for the first quarter of 1999. Self-funded margins increased $6.6 million or 19.6% due to a 16.8% increase in margin per member per month. The government segment's FEP revenues increased 7.0% to $111.3 million from $104.0 million in the first quarter of last year. The increase is due to increased medical costs to be reimbursed by OPM and a 2.4% increase in enrollment.

Total enrollment increased to 1,930,096 as of March 31, 2000 from 1,902,823 as of March 31, 1999. The increase was a result of a 22,155 increase in the Company's health insurance segment, reflecting an increase of 154,209 members in the Virginia enrollment offset by a decrease of 132,054 members due to Mid-South, and a 5,118 increase in the government segment. The Virginia enrollment increase was the result of a 133,834 increase in commercial enrollment, a 15.1% increase, and a 20,375 increase in self-funded enrollment.

Enrollment in the HMO network increased by 14.7% over the prior year, aided by the one-time increase of about 17,000 Medicaid members announced in the second quarter of 1999 and accounts for 32.3% of the total commercial enrollment. Enrollment in the PPO network as of March 31, 2000 increased 32.4% over March 31, 1999 and accounts for 41.3% of the Company's commercial enrollment. Growth in PPO was offset by an expected decline of 6.8% in the Company's PAR network as members migrate into more tightly managed networks. The PAR network enrollment represents 14.7% of the Company's commercial enrollment. Self-funded enrollment increased 3.0% as of March 31,2000.

Investment income increased 27.4% to $28.0 million in the first quarter of 2000 from $22.0 million in the first quarter of 1999. Net realized gains and losses increased to a gain of $1.9 million in the first quarter of 2000 from a loss of $9.9 million in the first quarter of 1999. The increase in investment income is due to growth in investment assets, an increase in holdings of fixed income instruments and a decrease in holdings of equity instruments. The increase in net realized gains for the first quarter of 2000 is due to normal portfolio turnover.

Medical costs increased 9.7% to $472.0 million in the first quarter of 2000 from $430.0 million in the first quarter of 1999. The $41.9 million increase is a result of growth in the Virginia health insurance segment's commercial enrollment partially offset by Mid-South's market exit in the third quarter of 1999, expected levels of medical cost inflation and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 8.9% to $120.91 in the first quarter of 2000 from $111.08 in the first quarter of 1999. Combined with an 8.6% increase in commercial premium revenues per member per month, the loss ratio on commercial business increased marginally to 82.5% in the first quarter of 2000 from 82.4% in the first quarter of 1999. As a result of medical cost management initiatives, cost and utilization trends have been maintained at levels consistent with current pricing and margin objectives. The implementation of the "three-tier" drug benefit co-pay program has reduced the pharmacy cost trend to 5.7% for the twelve-month period ended March 31, 2000 compared to 11.3% for the twelve-month period ended March 31, 1999. The Company is currently negotiating a new pharmacy contract to be effective January 1, 2001 with the goal of improving the current contractual arrangement. Outpatient cost per member increased 3.5% for the twelve-month period ended March 31, 2000. The Company continues to take an active role in working with physicians through peer-to-peer communication and implementation of national medical management guidelines.

Selling, general and administrative expenses (SG&A) increased by 3.9% to $110.5 million in the first quarter of 2000 from $106.3 million in the first quarter of 1999. This increase is attributed to the incremental commissions and operations costs resulting from the enrollment increase offset by the reduction of expenses due to Mid-South. The SG&A ratio decreased to 12.4% in the first quarter of 2000 from 13.4% in the first quarter of 1999. The decrease in the SG&A ratio, due to the increased enrollment and revenue, provides the opportunity to leverage the increased revenue with long-range investments including e-commerce technology, systems infrastructure and customer service enhancements. These investments, while impacting the SG&A ratio, will contribute operational improvements and efficiencies. The Company expects the SG&A ratio to increase throughout the remainder of the year as these investments occur.

Interest expense in the first quarter of 2000 was $4.0 million compared to $1.2 million in the first quarter of 1999. The increase is primarily the result of an increase in long-term debt of approximately $165 million between the first quarter of 1999 and the same period of 2000.

Income before income taxes and minority interest increased $23.7 million to $42.7 million in the first quarter of 2000 from $19.0 million in the first quarter of 1999. The increase is a result of increased net realized gains of $11.8 million, higher investment income of $6.0 million and a $8.7 million increase in operating income (defined as premium and fee revenues and other revenues less medical and other benefit costs and selling, general and administrative expenses), offset by higher interest expense of $2.8 million. Operating income increased primarily due to growth in the health insurance segment.

The effective tax rate on income before income taxes and minority interest for the first quarters of 2000 and 1999 was 32.8% and 33.5%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A" as of March 31, 2000. The portfolio had an average contractual maturity of 7.4 years as of March 31, 2000. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of March 31, 2000, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 12% of the total portfolio, as compared to 14% as of December 31, 1999.

The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. In conjunction with the issuance of commercial paper notes during the first quarter of 2000, the Company repaid the outstanding balance of $245 million during the first quarter of 2000, leaving no amounts outstanding as of March 31, 2000.

In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. As of March 31, 2000, outstanding notes under the commercial paper program totaled approximately $245.2 million with an average maturity of 18 days. The commercial paper is backed by the revolving credit agreement. The commercial paper notes have been classified as long-term debt in the consolidated statements of financial condition based on the Company's ability and intent to maintain borrowings of at least this amount for more than one year.

The Company commenced its previously announced second stock repurchase program in February 2000 after completing its first stock repurchase program during the first quarter of 2000. During the first quarter of 2000, the Company purchased 536,906 shares of its common stock at a cost of approximately $16.4 million.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its investing and borrowing activities, the Company is exposed to financial market risks, specifically those resulting from changes in interest rates, foreign currency exchange rates and marketable equity security prices. No material changes have occurred in the Company's exposure to financial market risks since December 31, 1999. A discussion of the Company's market risk is incorporated by reference in Part II, Item 7A of the Company's Annual Report on Form 10-K.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

(a) The Company and certain of its subsidiaries are involved in various legal actions occurring in the normal course of their business. While the ultimate outcome of such litigation cannot be predicted with certainty, in the opinion of Company management, after consultation with counsel responsible for such litigation, the outcome of those actions is not expected to have a material adverse effect on the financial condition and results of operations of the Company.

 Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number            Description
------            -----------

  10.1     -- First  Amendment  to the  Trigon  Healthcare,  Inc.  1997 Stock
              Incentive Plan.

  11       -- Computation  of per share  earnings  (losses) for the three months ended March 31, 2000. Exhibit has been omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

  27       -- Financial Data Schedule.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  Reports on Form 8-K:
     None filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRIGON HEALTHCARE, INC.
                                             Registrant




Dated: May 12, 2000              By:    /s/ Thomas R. Byrd
                                     ------------------------------------------
                                       THOMAS R. BYRD
                                          SENIOR VICE PRESIDENT & CHIEF
                                            FINANCIAL OFFICER
                                           (PRINCIPAL ACCOUNTING AND
                                            FINANCIAL OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number
------


   10.1       -- First  Amendment  to the  Trigon  Healthcare,  Inc.  1997 Stock
                 Incentive Plan.

     27       -- Financial Data Schedule.