Form 10-Q
period 2000-06-30
TRIGON HEALTHCARE INC
filed 2000-08-14
CIK 1017747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
            [X] Quarterly Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                    For the transition period from __________ to __________

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

                                 Not Applicable
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Title of each class                   Outstanding at August 10, 2000
         -------------------                   ------------------------------
 Class A Common Stock, $0.01 par value                37,644,024 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
SECOND QUARTER 2000 FORM 10-Q
TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 and
              December 31, 1999                                                                                1

         Consolidated Statements of Operations for the Three Months and
              Six Months Ended June 30, 2000 and 1999                                                          2

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
              Income for the Three Months and Six Months Ended June 30, 2000 and 1999                          3

         Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2000 and 1999                                                                     4

         Notes to Consolidated Financial Statements                                                       5 - 11

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                        12 - 19

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      19

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                               19

     Item 4.  Submission of Matters to a Vote of Security Holders                                             20

     Item 6.  Exhibits and Reports on Form 8-K                                                                20

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        (Unaudited)
                                                                          June 30,          December
                                                                            2000              1999
                                                                      ----------------   ---------------
                              Assets
                              ------
 Current assets
    Cash                                                             $          7,089             2,530
    Investment securities, at estimated fair value                          1,737,247         1,738,515
    Premiums and other receivables                                            387,303           397,499
    Deferred income taxes                                                      14,868            16,827
    Other                                                                      15,997            14,099
                                                                      ----------------   ---------------

            Total current assets                                            2,162,504         2,169,470

 Property and equipment, net                                                   55,283            51,238
 Deferred income taxes                                                         51,659            59,499
 Goodwill and other intangibles, net                                           13,858            14,561
 Restricted investments, at estimated fair value                                7,032             9,887
 Other assets                                                                   9,271             9,460
                                                                      ----------------   ---------------

            Total assets                                             $      2,299,607         2,314,115
                                                                      ================   ===============

               Liabilities and Shareholders' Equity
               ------------------------------------
 Current liabilities
    Medical and other benefits payable                               $        548,898           544,120
    Unearned premiums                                                         130,986           120,290
    Accounts payable and accrued expenses                                      71,811            81,867
    Deferred income taxes                                                           -                 -
    Other liabilities                                                         212,431           257,231
                                                                      ----------------   ---------------

       Total current liabilities                                              964,126         1,003,508

 Obligations for employee benefits, noncurrent                                 44,818            49,287
 Medical and other benefits payable, noncurrent                                66,747            65,929
 Long-term debt                                                               247,933           248,039
 Minority interest in subsidiary                                               11,466            10,395

                                                                      ----------------   ---------------
            Total liabilities                                               1,335,090         1,377,158
                                                                      ----------------   ---------------

 Shareholders' equity
    Common stock                                                                  376               382
    Capital in excess of par                                                  812,283           816,517
    Retained earnings                                                         155,336           112,896
    Unearned compensation                                                      (2,938)           (1,926)
    Accumulated other comprehensive income (loss) (note 6)                       (540)            9,088
                                                                      ----------------   ---------------

             Total shareholders' equity                                       964,517           936,957

 Commitments and contingencies (note 7)
                                                                      ----------------   ---------------

             Total liabilities and shareholders' equity              $      2,299,607         2,314,115
                                                                      ================   ===============


See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   For the three months and six months ended
                             June 30, 2000 and 1999
                      (in thousands, except per share data)



                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                       ---------------------------   -------------------------
                                                           2000         1999            2000         1999
                                                       -------------- -------------  ------------ ------------
Revenues
   Premium and fee revenues
     Commercial                                        $      462,402       416,933       904,688      817,560
     Federal Employee Program                                 116,623       110,325       227,873      214,292
     Amounts attributable to self-funded arrangements         347,121       312,402       681,208      595,796
     Less:  amounts attributable to claims under
          self-funded arrangements                           (307,323)     (276,862)     (601,279)    (526,712)
                                                       -------------- -------------  ------------ ------------
                                                              618,823       562,798     1,212,490    1,100,936

   Investment income                                           28,020        23,442        56,003       45,402
   Net realized losses                                         (7,321)       (4,191)       (5,432)     (14,109)
   Other revenues                                               5,717         5,843        11,340       12,173
                                                       -------------- -------------  ------------ ------------
       Total revenues                                         645,239       587,892     1,274,401    1,144,402

Expenses
   Medical and other benefit costs
     Commercial                                               375,012       341,267       740,091      671,211
     Federal Employee Program                                 110,525       104,514       217,402      204,600
                                                       -------------- -------------  ------------ ------------
                                                              485,537       445,781       957,493      875,811

   Selling, general and administrative expenses               116,022       112,962       226,531      219,280
   Interest expense                                             4,096         1,177         8,068        2,377
                                                       -------------- -------------  ------------ ------------
       Total expenses                                         605,655       559,920     1,192,092    1,097,468
                                                       -------------- -------------  ------------ ------------

Income before income taxes and minority interest               39,584        27,972        82,309       46,934

   Income tax expense                                           9,730         9,193        23,728       15,541
                                                       -------------- -------------  ------------ ------------

Income before minority interest                                29,854        18,779        58,581       31,393

   Minority interest                                            1,090           477         1,599        1,012
                                                       -------------- -------------  ------------ ------------

Net income                                             $       28,764        18,302        56,982       30,381
                                                       ============== =============  ============ ============

Earnings per share (note 5)
   Basic net income                                    $         0.77          0.43          1.51         0.72
                                                       ============== =============  ============ ============
   Diluted net income                                  $         0.75          0.43          1.48         0.71
                                                       ============== =============  ============ ============

Weighted average number of common shares outstanding
   Basic                                                       37,543        42,178        37,741       42,178
                                                       ============== =============  ============ ============
   Diluted                                                     38,583        42,827        38,541       42,832
                                                       ============== =============  ============ ============

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (UNAUDITED)
        For the three months and six months ended June 30, 2000 and 1999
                                 (in thousands)

                                                                                2000              1999
                                                                           ----------------  ----------------
Balance as of April 1, 2000                                               $        941,465         1,069,556

Net income                                                                          28,764            18,302
Net unrealized losses on investment
   securities, net of income taxes                                                  (4,785)          (13,386)
                                                                           ----------------  ----------------

    Comprehensive income                                                            23,979             4,916
                                                                           ----------------  ----------------

Purchase and reissuance of common stock under stock options and other employee benefits plans, including tax benefits and
    net of amortization                                                             (3,996)           (2,185)
Change in common stock held by consolidated grantor trusts                           3,998              (350)
Purchase and retirement of common stock                                               (929)          (19,971)
                                                                           ----------------  ----------------

Balance as of June 30, 2000                                              $         964,517         1,051,966
                                                                           ================  ================


Balance as of January 1, 2000                                            $         936,957         1,071,224

Net income                                                                          56,982            30,381
Net unrealized losses on investment
   securities, net of income taxes                                                  (9,628)          (25,678)
                                                                           ----------------  ----------------

    Comprehensive income                                                            47,354             4,703
                                                                           ----------------  ----------------

Purchase and reissuance of common stock under stock options and other employee benefit plans, including tax benefits and
    net of amortization                                                             (6,063)           (3,220)
Change in common stock held by consolidated grantor trusts                           3,596              (770)
Purchase and retirement of common stock                                            (17,327)          (19,971)
                                                                           ----------------  ----------------

Balance as of June 30, 2000                                              $         964,517         1,051,966
                                                                           ================  ================


See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the six months ended June 30, 2000 and 1999
                                 (in thousands)


                                                                                         Six Months Ended June 30,
                                                                                   -----------------------------------
                                                                                        2000               1999
                                                                                   ----------------   ----------------
Net income                                                                       $          56,982             30,381
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                                            7,233              9,929
    Amortization of unearned compensation                                                    1,977                465
    Accretion of discounts and amortization of premiums, net                                (8,676)            (6,330)
    Change in allowance for doubtful accounts receivable                                    (1,047)             1,212
    Decrease in premiums and other receivables                                              12,305             24,152
    Increase in other assets                                                                (1,853)            (6,300)
    Increase in medical and other benefits payable                                          21,363             19,903
    Increase in unearned premiums                                                           11,128             16,259
    Decrease in accounts payable and accrued expenses                                      (10,088)            (3,892)
    Decrease in other liabilities                                                          (45,827)            (8,324)
    Change in deferred income taxes                                                         15,206             (1,944)
    Increase in minority interest                                                            1,751              1,012
    Increase (decrease) in obligations for employee benefits                                (4,469)             9,278
    Loss on disposal of property and equipment and other assets                                 52                 78
    Realized investment losses, net                                                          5,432             14,109
                                                                                   ----------------   ----------------

            Net cash provided by operating activities                                       61,469             99,988
                                                                                   ----------------   ----------------

Cash flows from investing activities
  Proceeds from sale of property and equipment and other assets                                  5                221
  Capital expenditures                                                                     (11,518)            (9,564)
  Cash transferred with the sale of subsidiary, net of cash received                       (15,337)                 -
  Investment securities purchased                                                       (2,259,721)        (1,898,243)
  Proceeds from investment securities sold                                               1,880,679          1,388,003
  Maturities of fixed income securities                                                    373,803            441,527
                                                                                   ----------------   ----------------

            Net cash used in investing activities                                          (32,089)           (78,056)
                                                                                   ----------------   ----------------

Cash flows from financing activities
  Payments on long-term debt                                                              (245,000)                 -
  Change in commercial paper notes                                                         244,894                  -
  Purchase and reissuance of common stock under employee
       benefit plans, including tax benefits                                                (8,263)            (3,685)
  Change in common stock purchased by consolidated grantor trusts                            3,596               (770)
  Purchase and retirement of common stock                                                  (17,327)           (19,971)
  Change in outstanding checks in excess of bank balance                                    (2,721)             3,318
                                                                                   ----------------   ----------------

            Net cash used in financing activities                                          (24,821)           (21,108)
                                                                                   ----------------   ----------------

Net increase in cash                                                                         4,559                824

Cash - beginning of period                                                                   2,530              7,500
                                                                                   ----------------   ----------------

Cash - end of period                                                            $            7,089              8,324
                                                                                   ================   ================


See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements prepared by Trigon Healthcare, Inc. and its subsidiaries (collectively, Trigon or the Company) are unaudited, except for the balance sheet information as of December 31, 1999, which is derived from the Company's audited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results for the full year.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   LONG TERM DEBT AND COMMERCIAL PAPER

     The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. In conjunction with the issuance of commercial paper notes during the first quarter of 2000, the Company repaid the $245 million outstanding on the revolving credit agreement. There were no amounts borrowed under this agreement as of and for the three months ended June 30, 2000. The weighted average interest rate for the period the borrowings were outstanding during the three months and six months ended June 30, 1999 was 5.15% and 5.23%, respectively.

     In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. The notes were issued at par less a discount representing an interest factor. Under the program, they may also be issued at par as interest bearing notes. The notes may be issued with varying maturities up to a maximum of one year from issuance. As of June 30, 2000, outstanding notes under the commercial paper program totaled approximately $244.9 million with an average maturity of 25 days. The weighted-average discount yield on the outstanding commercial paper notes was 6.77% as of June 30, 2000. The commercial paper is backed by the revolving credit agreement. The commercial paper notes have been classified as long-term debt in the accompanying consolidated statements of financial condition based on the Company's ability and intent to maintain borrowings of at least this amount for more than one year.

3.   INCOME TAXES

     The effective tax rate on income before income taxes and minority interest for the three months ended June 30, 2000 and 1999 was 24.6% and 32.9%, respectively. The effective tax rate on income before income taxes and minority interest for the six months ended June 30, 2000 and 1999 was 28.8% and 33.1%, respectively. The effective tax rate for the three months and six months ended June 30, 2000 includes a $2.7 million tax benefit realized during the second quarter of 2000 related to the sale of its Mid-South subsidiary (note 8). Excluding this tax benefit, the effective tax rate for the three months and six months ended June 30, 2000 was 31.5% and 32.1%, respectively. The effective tax rates for 2000 and 1999, excluding the $2.7 million tax benefit, differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds which reduces the effective tax rate by the effect of the tax-exempt investment income earned.

     In conjunction with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia (Commonwealth Payment) which was expensed and paid in prior years. The Company claimed the $175 million Commonwealth Payment as a deduction. The Internal Revenue Service has denied this deduction during the course of its audit of the Company. The Company continues to pursue the deduction. In addition, the Company has filed a lawsuit claiming deductions for losses incurred on the termination of certain customer and provider contracts. See note 7. Favorable resolution of these claims is subject to various uncertainties, including whether the deductions will be allowed at all and, in the case of the claim for losses on the termination of customer and provider contracts, the amount of the deductions, if any, that will be allowed. While the Company believes that its claims have merit, it cannot predict the ultimate outcome of the claims. The Company has not recognized the impact of the claims, if any, in the consolidated financial statements.

4.   CAPITAL STOCK

     The Company commenced its previously announced second stock repurchase program in February 2000 following completion of its first stock repurchase program. During the second quarter of 2000, the Company purchased and retired 19,000 shares of its common stock at a cost of approximately $929,000 bringing the total shares purchased during 2000 to 555,906 at a cost of approximately $17.3 million. The excess of the cost of the acquired shares over par value is charged on a pro rata basis to capital in excess of par and retained earnings.

     In February 2000, the Board of Directors granted 87,681 shares of the Company's common stock as restricted stock awards in accordance with the provisions of the 1997 Stock Incentive Plan (Incentive Plan). The shares vest on a pro rata basis over three years. The recipients of the restricted stock awards generally may not dispose or otherwise transfer the restricted stock until vested. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period. A total of 104,848 restricted shares were outstanding as of June 30, 2000. Amortization for the three months ended June 30, 2000 and 1999 was $708,000 and $301,000, respectively and $2 million and $465,000 for the six months, respectively.

5.   NET INCOME AND NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2000 and 1999 (in thousands, except per share data):

                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                                   2000           1999           2000            1999
     -----------------------------------------------------------------------------------------------------------------
     Numerator for basic and diluted earnings per
       share - net income                             $          28,764         18,302         56,982          30,381
     =================================================================================================================

     Denominator
        Denominator for basic earnings per share -
          weighted average shares                                37,543         42,178         37,741          42,178
        Effect of dilutive securities
           Employee and director stock options and
           nonvested restricted stock awards                      1,040            649            800             654
     -----------------------------------------------------------------------------------------------------------------
        Denominator for diluted earnings per share               38,583         42,827         38,541          42,832
     -----------------------------------------------------------------------------------------------------------------
     Basic net income per share                       $            0.77           0.43           1.51            0.72
     =================================================================================================================
     Diluted net income per share                     $            0.75           0.43           1.48            0.71
     =================================================================================================================

     Shares of nonvested restricted stock are not considered outstanding in computing the weighted-average number of common shares for basic earnings per share.

6.   COMPREHENSIVE INCOME

     The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the three months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                                                         2000            1999
     ---------------------------------------------------------------------------------------------------------
     Net unrealized losses on investment securities, net of income taxes
         Net unrealized holding losses arising during the period, net of
           income tax benefit of $5,138 and $9,472                              $     (9,545)        (16,110)
         Less:  reclassification adjustment for net losses included in net
           income, net of income tax benefit of $2,561 and $1,467                     (4,760)         (2,724)
     ---------------------------------------------------------------------------------------------------------

     Net unrealized losses on investment securities, net of income taxes        $     (4,785)        (13,386)
     =========================================================================================================

     The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                                                         2000            1999
     ---------------------------------------------------------------------------------------------------------
     Net unrealized losses on investment securities, net of income taxes
         Net unrealized holding losses arising during the period, net of
           income tax benefit of $7,085 and $19,561                             $    (13,159)        (34,849)
         Less:  reclassification adjustment for net losses included in net
           income, net of income tax benefit of $1,901 and $4,938                     (3,531)         (9,171)
     ---------------------------------------------------------------------------------------------------------

     Net unrealized losses on investment securities, net of income taxes        $     (9,628)        (25,678)
     =========================================================================================================

     The components of accumulated other comprehensive income as of June 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                                                   June 30,     December 31,
                                                                                       2000             1999
     --------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on investment securities, net of income
       tax expense (benefit) of $(121) and $5,063                               $     (225)            9,403
     Minimum pension liability, net of income taxes of  $169                          (315)            (315)
     --------------------------------------------------------------------------------------------------------

     Accumulated other comprehensive income (loss)                              $     (540)            9,088
     ========================================================================================================

7.   LITIGATION

     On June 9, 2000, the Company's subsidiary, Trigon Insurance Company, filed a lawsuit against the federal government for the recovery of federal income tax overpayments for the years 1989 through 1995. If successful, the Company expects to recover approximately $60 million in cash refunds plus interest of about $40 million and to receive tax refunds for the years 1996 through 1999 of about $15 million. In addition, if the Company is successful it could receive substantial additional tax credits that could lower federal income tax liability in future years.

     The lawsuit, filed in the United States District Court for the Eastern District of Virginia, relates to the initial valuation and deductibility of the Company's assets when, along with other Blue Cross Blue Shield organizations, it became subject to federal income taxation in 1987. As part of this change in tax status, Congress provided that if a Blue Cross or Blue Shield organization disposed of an asset that it had acquired while tax-exempt, its taxable gain or loss would be computed by reference to the asset's fair market value at the time the organization became subject to tax. The Company is seeking deductions for losses incurred on the termination of certain customer and provider contracts that were held by it on January 1, 1987, based on the fair market value of the contracts on that date.

     The Internal Revenue Service asserts that the Company is not entitled to deduct losses incurred on the termination of these contracts. The resolution of the Company's refund claim is subject to uncertainties, including whether the court will allow the deductions and, if so, the amount of the deductions that will be allowed. While the Company believes that its claim is meritorious, it cannot predict the ultimate outcome of the claim.

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

8.   MID-SOUTH EXIT OF HEALTH INSURANCE MARKET AND SALE OF COMPANY

     During the second quarter of 2000, the Company charged $6.4 million against the claim reserves for future losses and charged $0.5 million against the accrual of certain other exit costs for payments related to the Mid-South exit accrual, bringing the year-to-date charges against the claim reserves for future losses and accrual of certain other exit costs to $12.2 million and $1.1 million, respectively.

     On June 1, 2000, the sale all of the issued and outstanding shares of Mid-South was completed. The purchase price approximated net book value. The Company retained responsibility for certain medical claims and other exit costs incurred prior to the sale on June 1, 2000. The stock purchase agreement also included a purchase price adjustment provision tied to the financial performance of the Mid-South individual business for the period from June 1, 2000 through December 31, 2002. The remaining accrual for future losses on this business is expected to be sufficient to satisfy any potential payments under this provision of the stock purchase agreement.

9.   SEGMENT INFORMATION

     The following table presents information by reportable segment for the three months and six months ended June 30, 2000 and 1999 (in thousands):

                                                                Health    Government                       All
                                                             Insurance      Programs   Investments       Other        Total
     -----------------------------------------------------------------------------------------------------------------------
     Three months ended June 30,
     2000
         Revenues from external customers              $       502,200       116,623             -       5,123      623,946
         Investment income and net realized losses                   -             -        20,699           -       20,699
         Intersegment revenues                                   3,523             -             -       1,901        5,424
         Depreciation and amortization expense                   3,341            62             5         395        3,803
         Income before income taxes and minority
           interest                                             28,632         1,665        20,699         420       51,416

     1999
         Revenues from external customers              $       452,684       110,325             -       5,213      568,222
         Investment income and net realized losses                   -             -        19,251           -       19,251
         Intersegment revenues                                   3,221             -             -       1,527        4,748
         Depreciation and amortization expense                   3,848            67             5         369        4,289
         Income (loss) before income taxes and
           minority interest                                    18,029         (620)        19,251         207       36,867

     Six months ended June 30,
     2000
         Revenues from external customers              $       984,617       227,873             -      10,328    1,222,818
         Investment income and net realized losses                   -             -        50,571           -       50,571
         Intersegment revenues                                   6,603             -             -       3,668       10,271
         Depreciation and amortization expense                   6,745           121            10         763        7,639
         Income before income taxes and minority
           interest                                             52,720         1,318        50,571       1,306      105,915

     1999
         Revenues from external customers              $       887,119       214,292             -      10,861    1,112,272
         Investment income and net realized losses                   -             -        31,293           -       31,293
         Intersegment revenues                                   6,012             -             -       2,981        8,993
         Depreciation and amortization expense                   9,534           135             9         712       10,390
         Income before income taxes and minority
           interest                                             32,738            87        31,293         864       64,982
     -----------------------------------------------------------------------------------------------------------------------

     A reconciliation of reportable segment total revenues, income before income taxes and minority interest and depreciation and amortization expense to the corresponding amounts included in the consolidated statements of operations for the three months and six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                                         Three Months Ended         Six Months Ended
                                                                                   June 30,                  June 30,
                                                                  ----------------------------------------------------
                                                                          2000         1999         2000         1999
     -----------------------------------------------------------------------------------------------------------------

     Revenues
         Reportable segments
             External revenues                                  $      623,946      568,222    1,222,818    1,112,272
             Investment revenues                                        20,699       19,251       50,571       31,293
             Intersegment revenues                                       5,424        4,748       10,271        8,993
         Other corporate revenues                                          594          419        1,012          837
         Elimination of intersegment revenues                           (5,424)      (4,748)     (10,271)      (8,993)
     -----------------------------------------------------------------------------------------------------------------

     Total revenues                                             $      645,239      587,892    1,274,401    1,144,402
     =================================================================================================================

     Profit or Loss
         Reportable segments                                    $       51,416       36,867      105,915       64,982
         Corporate expenses not allocated to segments                   (7,736)      (7,718)     (15,538)     (15,671)
         Unallocated amount - interest expense                          (4,096)      (1,177)      (8,068)      (2,377)
     -----------------------------------------------------------------------------------------------------------------

     Income before income taxes and minority interest           $       39,584       27,972       82,309       46,934
     =================================================================================================================

     Depreciation and amortization expense
         Reportable segments                                    $        3,803        4,289        7,639       10,390
         Not allocated to segments                                        (185)        (199)        (406)        (461)
     -----------------------------------------------------------------------------------------------------------------

     Depreciation and amortization expense                      $        3,618        4,090        7,233        9,929
     =================================================================================================================

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

The Company divides its business into four reportable segments: health insurance, government programs, investments and all other. Its health insurance segment offers several network products, including health maintenance organizations (HMO), preferred provider organizations (PPO) and traditional indemnity products with access to the Company's participating provider network
(PAR) as well as Medicare supplement plans. The government programs segment includes the Federal Employee Program (FEP) and claims processing for Medicare. Through its participation in the national contract between the Blue Cross and Blue Shield Association and the U.S. Office of Personnel Management (OPM), the Company provides health benefits to federal employees in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit. The Company discontinued its role as a claims processing intermediary for the federal government with the Medicare Part A program in Virginia and West Virginia, effective August 31, 1999. Additionally, the Company discontinued its role as the primary provider of computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross and Blue Shield organizations during November 1999. As an administrative agent for Medicare, the Company allocated operating expenses to determine reimbursement due for services rendered in accordance with the contract. Medicare claims processed were not included in the consolidated statements of operations and the reimbursement of allocated operating expenses was recorded as a reduction of the Company's selling, general and administrative expenses. All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other health-related business, including disease management programs, third-party administration for medical and workers' compensation, health promotion and similar products, is reflected in an "all other" category.

Within the Company's health insurance network product offerings, employer groups may choose various funding options ranging from fully-insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the customers bear all or portions of the claims risk.

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                                    As of June 30,
                                              ------------------------------
                                                      2000             1999
----------------------------------------------------------- ----------------
Health Insurance
  Commercial
    HMO                                            283,744          260,853
    PPO                                            442,393          325,202
    PAR                                            145,116          157,348
    Medicaid / Medicare HMO                         56,708           52,250
    Medicare supplement                            119,936          119,558
----------------------------------------------------------- ----------------
  Total commercial excluding Mid-South           1,047,897          915,211
  Self-funded                                      693,813          671,320
  Processed for other Blue Cross and Blue
           Shield organizations (ASO)                5,142            4,731
----------------------------------------------------------- ----------------
Total health insurance excluding Mid-South       1,746,852        1,591,262
----------------------------------------------------------- ----------------
Government
  Federal Employee Program (PPO)                   221,853          216,468
----------------------------------------------------------- ----------------
Total government                                   221,853          216,468
----------------------------------------------------------- ----------------
Total excluding Mid-South                        1,968,705        1,807,730
Mid-South, commercial                                    -          104,057
Mid-South, ASO                                           -           22,514
----------------------------------------------------------- ----------------
Total                                            1,968,705        1,934,301
=========================================================== ================

PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                                   Three months ended June 30,      Six months ended June 30,
                                                 ------------------------------ ------------------------------
                                                          2000            1999           2000            1999
--------------------------------------------------------------- --------------- -------------- ---------------
Health Insurance
  Commercial
    HMO                                        $       112,492          98,409        221,064         193,482
    PPO                                                189,886         128,997        366,673         252,753
    PAR                                                 69,204          71,278        139,266         142,943
    Medicaid / Medicare HMO                             29,048          27,917         55,203          46,017
    Medicare supplement                                 61,772          57,397        122,482         114,415
--------------------------------------------------------------- --------------- -------------- ---------------
  Total commercial excluding Mid-South                 462,402         383,998        904,688         749,610
  Self-funded                                          347,121         312,402        681,208         595,796
--------------------------------------------------------------- --------------- -------------- ---------------
Total health insurance excluding Mid-South             809,523         696,400      1,585,896       1,345,406
Government
  Federal Employee Program (PPO)                       116,623         110,325        227,873         214,292
--------------------------------------------------------------- --------------- -------------- ---------------
Total government                                       116,623         110,325        227,873         214,292
--------------------------------------------------------------- --------------- -------------- ---------------
Total excluding Mid-South                              926,146         806,725      1,813,769       1,559,698
Mid-South, commercial                                        -          32,935              -          67,950
--------------------------------------------------------------- --------------- -------------- ---------------
Total                                          $       926,146         839,660      1,813,769       1,627,648
=============================================================== =============== ============== ===============

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Premium and fee revenues increased 10.0% to $618.8 million in the second quarter of 2000 from $562.8 in the second quarter of 1999. The $56.0 million increase is due to a combination of rate increases and enrollment growth in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment and the third quarter 1999 Mid-South market exit. Commercial revenue from the Virginia HMO, PPO and PAR networks increased 20.4% to $462.4 million in the second quarter of 2000 from $384.0 million in the second quarter of 1999. This increase is attributed to a 14.3% increase in member months and a 5.4% increase in revenue per member. The Mid-South market exit resulted in a $32.9 million decrease in commercial revenue. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 8.4% to $148.73 for the second quarter of 2000 from $137.19 for the second quarter of 1999. Self-funded margins increased $4.3 million or 12.0% due to an 8.5% increase in margin per member per month. The government segment's FEP revenues increased 5.7% to $116.6 million from $110.3 million in the second quarter of last year. The increase is due to increased medical costs to be reimbursed by OPM and a 2.5% increase in enrollment.

Total enrollment increased to 1,968,705 as of June 30, 2000 from 1,934,301 as of June 30, 1999. The increase of 34,404 was a result of a 29,019 increase in the Company's health insurance segment, reflecting an increase of 155,590 members in the Virginia enrollment offset by a decrease of 126,571 members due to the Mid-South market exit, and a 5,385 increase in the government segment. The Virginia enrollment increase was the result of a 132,686 increase in commercial enrollment, a 14.5% increase, and a 22,493 increase in self-funded enrollment. Enrollment in the HMO network increased by 8.7% over the prior year and accounts for 32.5% of the total commercial enrollment. Enrollment in the PPO network as of June 30, 2000 increased 36.0% over June 30, 1999 and accounts for 42.2% of the Company's commercial enrollment. Growth in PPO was offset by an expected decline of 7.8% in the Company's PAR network as members migrate into more tightly managed networks. The PAR network enrollment represents 13.8% of the Company's commercial enrollment. Self-funded enrollment increased 3.4% as of June 30, 2000.

Investment income increased 19.5% to $28.0 million in the second quarter of 2000 from $23.4 million in the second quarter of 1999. Net realized losses were $7.3 million in the second quarter of 2000 as compared to $4.2 million in the second quarter of 1999. The increase in investment income is due to growth in investment assets caused by positive operating cash flow, favorable total return on investments and an increase in long-term debt during the second quarter of 1999. The increase in net realized losses for the second quarter of 2000 is due to a shift in asset allocation from medium quality to investment grade bonds.

Medical costs increased 8.9% to $485.5 million in the second quarter of 2000 from $445.8 million in the second quarter of 1999. The $39.8 million increase is a result of growth in the Virginia health insurance segment's commercial enrollment partially offset by Mid-South's market exit in the third quarter of 1999, expected levels of medical cost inflation and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 7.4% to $120.63 in the second quarter of 2000 from $112.29 in the second quarter of 1999. Combined with an 8.4% increase in commercial premium revenues per member per month, the loss ratio on commercial business decreased to 81.1% in the second quarter of 2000 from 81.9% in the second quarter of 1999. As a result of medical cost management initiatives, cost and utilization trends have been maintained at levels consistent with current pricing and margin objectives. The implementation of the "three-tier" drug benefit co-pay program continues to positively impact pharmacy costs with a cost trend of 7.1% for the twelve month period ended June 30, 2000 compared to 10.2% for the twelve month period ended June 30, 1999. The Company has negotiated a new pharmacy contract to be effective January 1, 2001 that will improve the existing contractual arrangement. Outpatient cost per member increased 2.1% for the twelve month period ended June 30, 2000 as outpatient fee schedules continue to benefit cost trends. The Company continues to take an active role in working with physicians through peer-to-peer communication and implementation of national medical management guidelines.

Selling, general and administrative expenses (SG&A) increased by 2.7% to $116.0 million in the second quarter of 2000 from $113.0 million in the second quarter of 1999. This increase is attributed to the incremental commissions and operations costs resulting from the enrollment increase offset by the reduction of expenses due to Mid-South. The SG&A ratio decreased to 12.5% in the second quarter of 2000 from 13.4% in the second quarter of 1999. The decrease in the SG&A ratio, due to the increased enrollment and revenue, provides the opportunity to leverage the increased revenue with long-range investments including e-commerce technology, systems infrastructure and customer service enhancements. These investments, while impacting the SG&A ratio, will contribute operational improvements and efficiencies. The Company expects the SG&A ratio to increase throughout the remainder of the year as these investments occur.

Interest expense in the second quarter of 2000 was $4.1 million compared to $1.2 million in the second quarter of 1999. The increase is primarily the result of a net increase in long-term debt of approximately $160 million beginning in the third quarter of 1999.

Income before income taxes and minority interest increased $11.6 million to $39.6 million in the second quarter of 2000 from $28.0 million in the second quarter of 1999. The increase is a result of higher investment income of $4.6 million and a $13.1 million increase in operating income (defined as premium and fee revenues and other revenues less medical and other benefit costs and selling, general and administrative expenses), offset by higher interest expense of $2.9 million and increased net realized losses of $3.1 million. Operating income increased primarily due to growth in the health insurance segment.

The effective tax rate on income before income taxes and minority interest for the second quarter of 2000 and 1999 was 24.6% and 32.9%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds and a $2.7 million tax benefit recorded during the second quarter of 2000 related to the sale of Mid-South.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Premium and fee revenues increased 10.1% to $1.2 billion in the first six months of 2000 from $1.1 billion in the first six months of 1999. The $111.6 million increase is due to a combination of rate increases and enrollment growth in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment and the third quarter 1999 Mid-South market exit. Commercial revenue from the Virginia HMO, PPO and PAR networks increased 20.7% to $904.7 million in the first six months of 2000 from $749.6 million in the first six months of 1999. This increase is attributed to a 14.4% increase in member months and a 5.5% increase in revenue per member. The Mid-South market exit resulted in a $68.0 million decrease in commercial revenue. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 8.5% to $147.62 for the first six months of 2000 from $136.05 for the first six months of 1999. Self-funded margins increased $10.8 million or 15.7% due to a 12.5% increase in margin per member per month. The government segment's FEP revenues increased 6.3% to $227.9 million from $214.3 million in the first six months of last year. The increase is due to increased medical costs to be reimbursed by OPM and a 2.5% increase in enrollment.

Investment income increased 23.3% to $56.0 million in the first six months of 2000 from $45.4 million in the first six months of 1999. Net realized losses decreased to $5.4 million in the first six months of 2000 from $14.1 million in the first six months of 1999. The increase in investment income is due to growth in investment assets caused by positive operating cash flow, favorable total return on investments and an increase in long-term debt during the second quarter of 1999. The decline in net realized losses for the first six months of 2000 is due to more favorable market conditions for fixed income securities.

Medical costs increased 9.3% to $957.5 million in the first six months of 2000 from $875.8 million in the first six months of 1999. The $81.7 million increase is a result of growth in the Virginia health insurance segment's commercial enrollment partially offset by Mid-South's market exit in the third quarter of 1999, expected levels of medical cost inflation and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 8.1% to $120.77 in the first six months of 2000 from $111.70 in the first six months of 1999. Combined with an 8.5% increase in commercial premium revenues per member per month, the loss ratio on commercial business decreased to 81.8% in the first six months of 2000 from 82.1% in the first six months of 1999. As a result of medical cost management initiatives, cost and utilization trends have been maintained at levels consistent with current pricing and margin objectives. The implementation of the "three-tier" drug benefit co-pay program continues to positively impact pharmacy costs with a cost trend of 7.1% for the twelve month period ended June 30, 2000 compared to 10.2% for the twelve month period ended June 30, 1999. The Company has negotiated a new pharmacy contract to be effective January 1, 2001 that will improve the contractual arrangement. Outpatient cost per member increased 2.1% for the twelve month period ended June 30, 2000 as outpatient fee schedules continue to benefit cost trends. The Company continues to take an active role in working with physicians through peer-to-peer communication and implementation of national medical management guidelines.

SG&A expenses increased by 3.3% to $226.5 million in the first six months of 2000 from $219.3 million in the first six months of 1999. This increase is attributed to the incremental commissions and operations costs resulting from the enrollment increase offset by the reduction of expenses due to Mid-South. The SG&A ratio decreased to 12.4% in the first six months of 2000 from 13.4% in the first six months of 1999. The decrease in the SG&A ratio, due to the increased enrollment and revenue, provides the opportunity to leverage the increased revenue with long-range investments including e-commerce technology, systems infrastructure and customer service enhancements. These investments, while impacting the SG&A ratio, will contribute operational improvements and efficiencies. The Company expects the SG&A ratio to increase throughout the remainder of the year as these investments occur.

Interest expense in the first six months of 2000 was $8.1 million compared to $2.4 million in the first six months of 1999. The increase is primarily the result of a net increase in long-term debt of approximately $160 million beginning in the third quarter of 1999.

Income before income taxes and minority interest increased $35.4 million to $82.3 million in the first six months of 2000 from $46.9 million in the first six months of 1999. The increase is a result of decreased net realized losses of $8.7 million, higher investment income of $10.6 million and a $21.8 million increase in operating income (defined as premium and fee revenues and other revenues less medical and other benefit costs and selling, general and administrative expenses), offset by higher interest expense of $5.7 million. Operating income increased primarily due to growth in the health insurance segment.

The effective tax rate on income before income taxes and minority interest for the first six months of 2000 and 1999 was 28.8% and 33.1%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds and a $2.7 million tax benefit recorded during the second quarter of 2000 related to the sale of Mid-South.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A" as of June 30, 2000. The portfolio had an average contractual maturity of 7.4 years as of June 30, 2000. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of June 30, 2000, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 12% of the total portfolio, as compared to 14% as of December 31, 1999.

The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. In conjunction with the issuance of commercial paper notes during the first quarter of 2000, the Company repaid the outstanding balance of $245 million during the first quarter of 2000. There were no amounts borrowed under this agreement as of and for the three months ended June 30, 2000.

In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. As of June 30, 2000, outstanding notes under the commercial paper program totaled approximately $244.9 million with an average maturity of 25 days. The commercial paper is backed by the revolving credit agreement. The commercial paper notes have been classified as long-term debt in the consolidated statements of financial condition based on the Company's ability and intent to maintain borrowings of at least this amount for more than one year.

The Company commenced its previously announced second stock repurchase program in February 2000 following completion of its first stock repurchase program. During the second quarter of 2000, the Company purchased and retired 19,000 shares of its common stock at a cost of approximately $929,000 bringing the total shares purchased during 2000 to 555,906 at a cost of approximately $17.3 million.

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

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

(a) On June 9, 2000, the Company's subsidiary, Trigon Insurance Company, filed a lawsuit against the federal government for the recovery of federal income tax overpayments for the years 1989 through 1995. If successful, the Company expects to recover approximately $60 million in cash refunds plus interest of about $40 million and to receive tax refunds for the years 1996 through 1999 of about $15 million. In addition, if the Company is successful it could receive substantial additional tax credits that could lower federal income tax liability in future years.

     The lawsuit, filed in the United States District Court for the Eastern District of Virginia, relates to the initial valuation and deductibility of the Company's assets when, along with other Blue Cross Blue Shield organizations, it became subject to federal income taxation in 1987. As part of this change in tax status, Congress provided that if a Blue Cross or Blue Shield organization disposed of an asset that it had acquired while tax-exempt, its taxable gain or loss would be computed by reference to the asset's fair market value at the time the organization became subject to tax. The Company is seeking deductions for losses incurred on the termination of certain customer and provider contracts that were held by it on January 1, 1987, based on the fair market value of the contracts on that date.

     The Internal Revenue Service asserts that the Company is not entitled to deduct losses incurred on the termination of these contracts. The resolution of the Company's refund claim is subject to uncertainties, including whether the court will allow the deductions and, if so, the amount of the deductions that will be allowed. While the Company believes that its claim is meritorious, it cannot predict the ultimate outcome of the claim.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 26, 2000, the following members were elected to the Board of Directors:

                                         Votes For         Votes Withheld
                                         ---------          -------------
Lenox D. Baker, Jr., M.D.               24,551,001            421,352
Joseph S. Mallory                       24,538,456            433,897
Donald B. Nolan, M.D.                   24,551,256            421,097
Hubert R. Stallard                      24,548,729            423,624

The matters voted upon at the Annual Meeting of Shareholders and the results of the voting were as follows:

                                                                            Votes           Votes
                                                         Votes For         Against        Abstained     Nonvotes
                                                         ---------         -------        ---------     --------
Approval of amendments to the Company's 1997 Stock
    Incentive Plan                                      20,380,030       2,643,592        191,979       1,756,752
Ratification of KPMG LLP as independent auditors of
    the Company for 2000                                24,841,820        29,160          101,373           --

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number            Description
-------           -----------

    11        -- Computation of per share earnings (losses) for the three months and six months ended June 30, 2000. Exhibit has been omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

    27        -- Financial Data Schedule.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K:
     None filed during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRIGON HEALTHCARE, INC.
                                                              Registrant




Dated: August 11, 2000                  By:  /s/ Thomas R. Byrd
                                             --------------------
                                             THOMAS R. BYRD
                                             SENIOR VICE PRESIDENT & CHIEF
                                               FINANCIAL OFFICER
                                               (PRINCIPAL ACCOUNTING AND
                                               FINANCIAL OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number


     27       -- Financial Data Schedule.