Form 10-Q
period 2000-09-30
TRIGON HEALTHCARE INC
filed 2000-11-13
CIK 1017747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                       or


[ ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 For the transition period from  ........  to  .......

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Title of each class             Outstanding at November 10, 2000
            -------------------             --------------------------------
   Class A Common Stock, $0.01 par value            37,569,024 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
THIRD QUARTER 2000 FORM 10-Q
TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and
              December 31, 1999                                                                                1

         Consolidated Statements of Operations for the Three Months and
              Nine Months Ended September 30, 2000 and 1999                                                    2

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
              Income for the Three Months and Nine Months Ended September 30, 2000
              and 1999                                                                                         3

         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2000 and 1999                                                                4

         Notes to Consolidated Financial Statements                                                         5 - 12

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                          13 - 20

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      20

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            20 - 21

     Item 6.  Exhibits and Reports on Form 8-K                                                                22

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements
                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                           (Unaudited)
                                                                          September 30,        December
                                                                              2000               1999
                                                                        -----------------  -----------------
                                Assets
 Current assets
    Cash                                                                   $       5,305              2,530
    Investment securities, at estimated fair value                             1,784,039          1,738,515
    Premiums and other receivables                                               474,385            397,499
    Deferred income taxes                                                         11,201             16,827
    Other                                                                         15,530             14,099
                                                                        -----------------  -----------------

            Total current assets                                               2,290,460          2,169,470

 Property and equipment, net                                                      60,366             51,238
 Deferred income taxes                                                            48,916             59,499
 Goodwill and other intangibles, net                                              15,711             14,561
 Restricted investments, at estimated fair value                                   6,883              9,887
 Other assets                                                                      8,621              9,460
                                                                        -----------------  -----------------

            Total assets                                                  $    2,430,957          2,314,115
                                                                        =================  =================

                 Liabilities and Shareholders' Equity
 Current liabilities
    Medical and other benefits payable                                    $      552,621            544,120
    Unearned premiums                                                            134,180            120,290
    Accounts payable and accrued expenses                                         78,142             81,867
    Other liabilities                                                            272,032            257,231
                                                                        -----------------  -----------------

       Total current liabilities                                               1,036,975          1,003,508

 Obligations for employee benefits, noncurrent                                    45,993             49,287
 Medical and other benefits payable, noncurrent                                   68,730             65,929
 Long-term debt                                                                  275,199            248,039
 Minority interest in subsidiary                                                  12,245             10,395

                                                                        -----------------  -----------------
            Total liabilities                                                  1,439,142          1,377,158
                                                                        -----------------  -----------------

 Shareholders' equity
    Common stock                                                                     376                382
    Capital in excess of par                                                     808,509            816,517
    Retained earnings                                                            185,984            112,896
    Unearned compensation                                                         (2,588)            (1,926)
    Accumulated other comprehensive income (loss) (note 6)                          (466)             9,088
                                                                        -----------------  -----------------

             Total shareholders' equity                                          991,815            936,957

 Commitments and contingencies (note 7)
                                                                        -----------------  -----------------

             Total liabilities and shareholders' equity                   $    2,430,957          2,314,115
                                                                        =================  =================



See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 For the three months and nine months
                       ended September 30, 2000 and 1999
                     (in thousands, except per share data)


                                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                               --------------------------------     -------------------------------
                                                                    2000              1999              2000                 1999
                                                                    ----              ----              ----                 ----
Revenues
    Premium and fee revenues
      Commercial                                                 $  473,638          429,079        1,378,326        1,246,639
      Federal Employee Program                                      116,688          108,374          344,561          322,666
      Amounts attributable to self-funded arrangements              354,211          305,069        1,035,419          900,865
      Less:  amounts attributable to claims under
           self-funded arrangements                                (311,441)        (270,685)        (912,720)        (797,397)
                                                                 ----------       ----------       ----------       ----------
                                                                    633,096          571,837        1,845,586        1,672,773

    Investment income                                                29,660           25,457           85,663           70,859
    Net realized losses                                              (2,456)         (12,872)          (7,888)         (26,981)
    Other revenues                                                    6,179            5,985           17,519           18,158
                                                                 ----------       ----------       ----------       ----------
        Total revenues                                              666,479          590,407        1,940,880        1,734,809

Expenses
    Medical and other benefit costs
      Commercial                                                    376,233          368,672        1,116,324        1,039,883
      Federal Employee Program                                      111,839          103,615          329,241          308,215
                                                                 ----------       ----------       ----------       ----------
                                                                    488,072          472,287        1,445,565        1,348,098
    Selling, general and administrative expenses                    121,197          173,500          347,728          392,780
    Interest expense                                                  4,325            2,281           12,393            4,658
                                                                 ----------       ----------       ----------       ----------
        Total expenses                                              613,594          648,068        1,805,686        1,745,536
                                                                 ----------       ----------       ----------       ----------
Income (loss) before income taxes and minority interest              52,885          (57,661)         135,194          (10,727)

    Income tax expense (benefit)                                     17,561          (20,956)          41,289           (5,415)
                                                                 ----------       ----------       ----------       ----------
Income (loss) before minority interest                               35,324          (36,705)          93,905           (5,312)

    Minority interest                                                 1,326              847            2,925            1,859
                                                                 ----------       ----------       ----------       ----------
Net income (loss)                                                $   33,998          (37,552)          90,980           (7,171)
                                                                 ==========       ==========       ==========       ==========

Earnings (losses) per share (note 5)
    Basic net income (loss)                                      $     0.91            (0.91)            2.42            (0.17)
                                                                 ==========       ==========       ==========       ==========
    Diluted net income (loss)                                    $     0.88            (0.91)            2.36            (0.17)
                                                                 ==========       ==========       ==========       ==========

Weighted average number of common shares outstanding
    Basic                                                            37,521           41,168           37,668           41,691
                                                                 ==========       ==========       ==========       ==========
    Diluted                                                          38,723           41,168           38,622           41,691
                                                                 ==========       ==========       ==========       ==========





See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
     For the three months and nine months ended September 30, 2000 and 1999
                                 (in thousands)



                                                                2000           1999
                                                            -----------    -----------
Balance as of July 1                                         $  964,517     1,051,966

Net income (loss)                                                33,998       (37,552)
Net unrealized gains (losses) on investment
   securities, net of income taxes                                   74       (11,640)
                                                             ----------    ----------

   Comprehensive income (loss)                                   34,072       (49,192)
                                                             ----------    ----------

Purchase and reissuance of common stock under stock
   options and other employee benefits plans, including
   tax benefits and net of amortization                          (3,019)          128
Change in common stock held by consolidated grantor trusts          (29)         (231)
Purchase and retirement of common stock                          (3,726)      (45,817)
                                                             ----------    ----------

Balance as of September 30                                   $  991,815       956,854
                                                             ==========    ==========


Balance as of January 1                                      $  936,957     1,071,224

Net income (loss)                                                90,980        (7,171)
Net unrealized losses on investment
   securities, net of income taxes                               (9,554)      (37,318)
                                                             ----------    ----------

   Comprehensive income (loss)                                   81,426       (44,489)
                                                             ----------    ----------

Purchase and reissuance of common stock under stock
  options and other employee benefit plans,
  including tax benefits and net of amortization                 (9,082)       (3,092)
Change in common stock held by consolidated grantor trusts        3,567        (1,001)
Purchase and retirement of common stock                         (21,053)      (65,788)
                                                             ----------    ----------

Balance as of September 30                                   $  991,815       956,854
                                                             ==========    ==========




See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the nine months ended September 30, 2000 and 1999
                                 (in thousands)



                                                                             Nine Months Ended September 30,
                                                                          -----------------------------------
                                                                               2000               1999
                                                                          ----------------   ----------------
Net income (loss)                                                           $      90,980             (7,171)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
    Depreciation and amortization                                                  11,139             14,639
    Write-off of subsidiary goodwill and other intangibles                              -             55,927
    Amortization of unearned compensation                                           2,327                706
    Accretion of discounts and amortization of premiums, net                      (12,339)           (10,012)
    Change in allowance for doubtful accounts receivable                              (25)             2,087
    Increase in premiums and other receivables                                    (48,201)           (24,953)
    Increase in other assets                                                         (620)            (8,656)
    Increase in medical and other benefits payable                                 27,069             62,884
    Increase in unearned premiums                                                  14,457             21,345
    Decrease in accounts payable and accrued expenses                              (3,892)              (581)
    Increase (decrease) in other liabilities                                      (51,302)             2,318
    Change in deferred income taxes                                                21,653            (31,211)
    Increase in minority interest                                                   2,925              1,857
    Increase (decrease) in obligations for employee benefits                       (3,294)            16,088
    Loss on disposal of property and equipment and other assets                        44                131
    Realized investment losses, net                                                 7,888             26,981
                                                                          ----------------   ----------------

            Net cash provided by operating activities                              58,809            122,379
                                                                          ----------------   ----------------

Cash flows from investing activities
  Proceeds from sale of property and equipment and other assets                        12                255
  Capital expenditures                                                            (20,785)           (14,183)
  Cash paid for the purchase of minority interest                                  (2,660)                 -
  Cash transferred with the sale of subsidiary, net of cash received              (15,337)                 -
  Investment securities purchased                                              (3,359,431)        (3,424,223)
  Proceeds from investment securities sold                                      2,722,258          2,370,677
  Maturities of fixed income securities                                           607,379            840,045
                                                                          ----------------   ----------------

            Net cash used in investing activities                                 (68,564)          (227,429)
                                                                          ----------------   ----------------

Cash flows from financing activities
  Payments on long-term debt                                                     (248,039)                 -
  Proceeds from long-term debt                                                          -            160,000
  Change in commercial paper notes                                                275,199                  -
  Purchase and reissuance of common stock under employee
       benefit plans, including tax benefits                                      (11,708)            (3,798)
  Change in common stock purchased by consolidated grantor trusts                   3,567             (1,001)
  Purchase and retirement of common stock                                         (21,053)           (65,788)
  Change in outstanding checks in excess of bank balance                           14,564             19,356
                                                                          ----------------   ----------------

            Net cash provided by financing activities                              12,530            108,769
                                                                          ----------------   ----------------

Net increase in cash                                                                2,775              3,719

Cash - beginning of period                                                          2,530              7,500
                                                                          ----------------   ----------------

Cash - end of period                                                       $        5,305             11,219
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

     In the opinion of management, all adjustments, consisting of normal recurring adjustments and a 1999 charge related to a subsidiary discussed in note 8, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results for the full year.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   LONG TERM DEBT AND COMMERCIAL PAPER

     The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. The credit agreement provides for various borrowing options and rates and requires the Company to pay a facility fee on a quarterly basis. The credit agreement also contains certain financial covenants and restrictions including minimum net worth requirements as well as limitations on dividend payments. In conjunction with the issuance of commercial paper notes during the first quarter of 2000, the Company repaid the $245 million outstanding on the revolving credit agreement. There were no amounts borrowed under this agreement as of and for the three months ended September 30, 2000. The weighted average interest rate for the period the borrowings were outstanding during the three months and nine months ended September 30, 1999 was 5.43% and 5.30%, respectively.

     In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. The notes are issued at par less a discount representing an interest factor. Under the program, they may also be issued at par as interest bearing notes. The notes may be issued with varying maturities up to a maximum of one year from issuance. The Company issued an additional $30 million in commercial paper during the third quarter of 2000. As of September 30, 2000, outstanding notes under the commercial paper program totaled approximately $275.2 million with an average maturity of 18 days. The weighted-average discount yield on the outstanding commercial paper notes was 6.64% as of September 30, 2000. The commercial paper is backed by the revolving credit agreement. The commercial paper notes have been classified as long-term debt in the accompanying consolidated statements of financial condition based on the Company's ability and intent to maintain borrowings of at least this amount for more than one year.

3.   INCOME TAXES

     The effective tax rate on income (loss) before income taxes and minority interest for the three months ended September 30, 2000 and 1999 was 33.2% and 36.3%, respectively. The effective tax rate on income (loss) before income taxes and minority interest for the nine months ended September 30, 2000 and 1999 was 30.5% and 50.5%, respectively. The effective tax rates for 2000 differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds which reduce the effective tax rate by the effect of the tax-exempt investment income earned. In addition, the effective tax rate for the nine months ended September 30, 2000 includes a $2.7 million tax benefit realized during the second quarter of 2000 related to the sale of its Mid-South subsidiary (note 8). Excluding this tax benefit, the effective tax rate for the nine months ended September 30, 2000 was 32.6%. The effective tax rates for 1999 differ from the statutory tax rate of 35% primarily due to the Company's third quarter 1999 Mid-South charge (note 8) and investments in tax-exempt municipal bonds which reduce the effective tax rate by the effect of the tax-exempt investment income earned. Excluding the effect of the Company's Mid-South charge, the effective tax rate on income before income taxes and minority interest for the three months and nine months ended September 30, 1999 was 31.5% and 32.6%, respectively.

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

4.  CAPITAL STOCK

    The Company commenced its previously announced second stock repurchase program in February 2000 following completion of its first stock repurchase program. During the third quarter of 2000, the Company purchased and retired 75,000 shares of its common stock at a cost of approximately $3.7 million bringing the total shares purchased during 2000 to 630,906 at a cost of approximately $21 million. The excess of the cost of the acquired shares over par value is charged on a pro rata basis to capital in excess of par and retained earnings.

    In February 2000, the Board of Directors granted 87,681 shares of the Company's common stock as restricted stock awards in accordance with the provisions of the 1997 Stock Incentive Plan (Incentive Plan). The shares vest on a pro rata basis over three years. The recipients of the restricted stock awards generally may not dispose or otherwise transfer the restricted stock until vested. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period. A total of 104,644 restricted shares were outstanding as of September 30, 2000. Amortization for the three months ended September 30, 2000 and 1999 was $349,998 and $241,114, respectively and $2.3 million and $706,353 for the nine months, respectively.

5.  NET INCOME AND NET INCOME PER SHARE

    The following table sets forth the computation of basic and diluted earnings (losses) per share for the three months and nine months ended September 30, 2000 and 1999 (in thousands, except per share data):

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
                                                                   2000           1999           2000            1999
     -----------------------------------------------------------------------------------------------------------------
     Numerator for basic and diluted earnings
       (losses) per share - net income (loss)               $    33,998       (37,552)         90,980         (7,171)
     =================================================================================================================

     Denominator
        Denominator for basic earnings (losses) per
          share - weighted average shares                        37,521         41,168         37,668          41,691
        Effect of dilutive securities
           Employee and director stock options and
           nonvested restricted stock awards                      1,202           -               954            -
     -----------------------------------------------------------------------------------------------------------------
        Denominator for diluted earnings (losses)
          per share                                              38,723         41,168         38,622          41,691
     -----------------------------------------------------------------------------------------------------------------
     Basic net income (loss) per share                     $       0.91         (0.91)           2.42          (0.17)
     =================================================================================================================
     Diluted net income (loss) per share                   $       0.88         (0.91)           2.36          (0.17)
     =================================================================================================================

     Shares of nonvested restricted stock are not considered outstanding in computing the weighted-average number of common shares for basic earnings (losses) per share. Additionally, the computation of diluted losses per share for the three months and nine months ended September 30, 1999 does not consider the common share equivalents of stock options and restricted stock awards as the effects of assumed conversion would be antidilutive.

6.   COMPREHENSIVE INCOME

     The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the three months ended September 30, 2000 and 1999 were as follows (in thousands):


                                                                                       2000            1999
     ---------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on investment securities, net of income taxes
         Net unrealized holding losses arising during the period, net of
           income tax benefit of $821 and $9,975                                   $  (1,522)        (20,007)
         Less:  reclassification adjustment for net losses included in net
           income, net of income tax benefit of $860 and $4,505                       (1,596)         (8,367)
     ---------------------------------------------------------------------------------------------------------

     Net unrealized gains (losses) on investment securities, net of income
       taxes                                                                       $       74        (11,640)
     =========================================================================================================

     The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                                                      2000            1999
     ---------------------------------------------------------------------------------------------------------
     Net unrealized losses on investment securities, net of income taxes
         Net unrealized holding losses arising during the period, net of
           income tax benefit of $7,906 and $29,536                              $   (14,681)        (54,856)
         Less:  reclassification adjustment for net losses included in net
           income, net of income tax benefit of $2,761 and $9,443                     (5,127)        (17,538)
     ---------------------------------------------------------------------------------------------------------

     Net unrealized losses on investment securities, net of income taxes          $   (9,554)        (37,318)
     =========================================================================================================

     The components of accumulated other comprehensive income as of September 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                                                September 30,   December 31,
                                                                                         2000           1999
     --------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on investment securities, net of income
       tax expense (benefit) of $(82) and $5,063                                  $     (151)          9,403
     Minimum pension liability, net of income taxes of $169                             (315)          (315)
     --------------------------------------------------------------------------------------------------------

     Accumulated other comprehensive income (loss)                                $     (466)          9,088
     ========================================================================================================

7.   LITIGATION

     On June 9, 2000, the Company's subsidiary, Trigon Insurance Company, filed a lawsuit against the federal government for the recovery of federal income tax overpayments for the years 1989 through 1995. If successful, the Company expects to recover approximately $50 million in cash refunds plus interest of about $30 million and to receive tax refunds for the years 1996 through 1999 of about $8 million. In addition, if the Company is successful it could receive substantial additional tax credits that could lower federal income tax liability in future years.

     The lawsuit, filed in the United States District Court for the Eastern District of Virginia, relates to the initial valuation and deductibility of the Company's assets when, along with other Blue Cross or Blue Shield organizations, it became subject to federal income taxation in 1987. As part of this change in tax status, Congress provided that if a Blue Cross or Blue Shield organization disposed of an asset that it had acquired while tax-exempt, its taxable gain or loss would be computed by reference to the asset's fair market value at the time the organization became subject to tax. The Company is seeking deductions for losses incurred on the termination of certain customer and provider contracts that were held by it on January 1, 1987, based on the fair market value of the contracts on that date.

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

     On August 22, 2000, the American Chiropractic Association, the Virginia Chiropractic Association and several chiropractors and their patients filed suit against the Company and the Blue Cross and Blue Shield Association in the United States District Court for the Western District of Virginia. The Complaint alleged that the Company has discriminated against chiropractors in its reimbursement policies and in its coverage for chiropractic services in violation of the federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act, and state law. Plaintiffs seek an injunction against the alleged discriminatory practices and unspecified compensatory, treble and punitive damages, as well as attorneys' fees and costs. The Company does not believe that these claims have merit and intends to defend the case vigorously.

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

8.   MID-SOUTH EXIT OF HEALTH INSURANCE MARKET AND SALE OF COMPANY

     During the third quarter of 2000, the Company charged $0.5 million against the claim reserves for future losses and charged $0.2 million against the accrual of certain other exit costs for payments related to the third quarter 1999 Mid-South exit accrual, bringing the year-to-date charges against the claim reserves for future losses and accrual of certain other exit costs to $12.7 million and $1.3 million, respectively.

     On June 1, 2000, the sale of all of the issued and outstanding shares of Mid-South was completed. The purchase price approximated net book value. The Company retained responsibility for certain medical claims and other exit costs incurred prior to the sale on June 1, 2000. The stock purchase agreement also included a purchase price adjustment provision tied to the financial performance of the Mid-South individual business for the period from June 1, 2000 through December 31, 2002. The remaining accrual for future losses on this business is expected to be sufficient to satisfy any potential payments under this provision of the stock purchase agreement.

9.   PURCHASE OF MINORITY INTEREST OF PRIORITY, INC.

     On September 29, 2000, the Company's subsidiary, Priority, Inc., (Priority) purchased and retired the 20% of its outstanding shares held by the minority shareholder in accordance with the provisions of the Shareholders Agreement for Priority between the Company and the minority shareholder for a purchase price of approximately $2.7 million. The acquisition of the 20% minority interest was accounted for as a purchase and goodwill arising from the purchase amounted to $2.2 million. The goodwill will be amortized over 10 years, the remaining period of the existing goodwill associated with the Company's original purchase of its 80% interest.

     In conjunction with the purchase and retirement of the 20% outstanding common stock, Priority also repaid and retired all outstanding debt and accrued interest held by the minority shareholder totaling approximately $4.2 million.

10.  SEGMENT INFORMATION

     The following table presents information by reportable segment for the three months and nine months ended September 30, 2000 and 1999 (in thousands):

                                                                Health    Government                       All
                                                             Insurance      Programs   Investments       Other        Total
     -----------------------------------------------------------------------------------------------------------------------
     Three months ended September 30,
     2000
         Revenues from external customers                  $   516,408       116,688             -       5,535      638,631
         Investment income and net realized losses                   -             -        27,204           -       27,204
         Intersegment revenues                                   3,300             -             -       2,098        5,398
         Depreciation and amortization expense                   3,443            60             6         523        4,032
         Income (loss) before income taxes and
           minority interest                                    39,234          (28)        27,204       1,572       67,982

     1999
         Revenues from external customers                  $   463,584       108,374             -       5,446      577,404
         Investment income and net realized losses                   -             -        12,585           -       12,585
         Intersegment revenues                                   2,881             -             -       1,791        4,672
         Depreciation and amortization expense                   4,546            63             5         382        4,996
         Income (loss) before income taxes and
           minority interest                                  (59,867)       (1,283)        12,585         827     (47,738)

     Nine months ended September 30,
     2000
         Revenues from external customers                 $  1,501,025       344,561             -      15,863    1,861,449
         Investment income and net realized losses                   -             -        77,775           -       77,775
         Intersegment revenues                                   9,903             -             -       5,766       15,669
         Depreciation and amortization expense                  10,188           181            16       1,286       11,671
         Income (loss) before income taxes and
           minority interest                                    91,954         1,290        77,775       2,878      173,897

     1999
         Revenues from external customers                 $  1,350,703       322,666             -      16,307    1,689,676
         Investment income and net realized losses                   -             -        43,878           -       43,878
         Intersegment revenues                                   8,893             -             -       4,772       13,665
         Depreciation and amortization expense                  14,080           198            14       1,094       15,386
         Income (loss) before income taxes and
           minority interest                                  (27,129)       (1,196)        43,878       1,691       17,244
     -----------------------------------------------------------------------------------------------------------------------

     A reconciliation of reportable segment total revenues, income before income taxes and minority interest and depreciation and amortization expense to the corresponding amounts included in the consolidated statements of operations for the three months and nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                                                                         Three Months Ended         Nine Months Ended
                                                                              September 30,             September 30,
                                                                  ----------------------------------------------------
                                                                          2000         1999         2000         1999
     -----------------------------------------------------------------------------------------------------------------
     Revenues
         Reportable segments
             External revenues                                      $  638,631      577,404    1,861,449    1,689,676
             Investment revenues                                        27,204       12,585       77,775       43,878
             Intersegment revenues                                       5,398        4,672       15,669       13,665
         Other corporate revenues                                          644          418        1,656        1,255
         Elimination of intersegment revenues                           (5,398)      (4,672)     (15,669)     (13,665)
     -----------------------------------------------------------------------------------------------------------------

     Total revenues                                                $   666,479      590,407    1,940,880    1,734,809
     =================================================================================================================

     Profit or Loss
         Reportable segments                                       $    67,982      (47,738)     173,897       17,244
         Corporate expenses not allocated to segments                  (10,772)      (7,642)     (26,310)     (23,313)
         Unallocated amount - interest expense                          (4,325)      (2,281)     (12,393)      (4,658)
     -----------------------------------------------------------------------------------------------------------------

     Income (loss) before income taxes and minority interest       $    52,885      (57,661)     135,194      (10,727)
     =================================================================================================================

     Depreciation and amortization expense
         Reportable segments                                       $     4,032        4,996       11,671       15,386
         Not allocated to segments                                        (126)        (286)        (531)        (747)
     -----------------------------------------------------------------------------------------------------------------

     Depreciation and amortization expense                         $     3,906        4,710       11,139       14,639
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

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                                  As of September 30,
                                                 ----------------------
                                                       2000        1999
-----------------------------------------------------------------------
Health Insurance
  Commercial
    HMO                                             268,112    267,486
    PPO                                             467,529    355,931
    PAR                                             140,008    155,933
    Medicaid / Medicare HMO                          55,054     51,513
    Medicare supplement                             119,773    119,074
-----------------------------------------------------------------------
  Total commercial excluding Mid-South            1,050,476    949,937
  Self-funded                                       715,052    672,785
  Processed for other Blue Cross and Blue
           Shield organizations (ASO)                 5,314      4,663
-----------------------------------------------------------------------
Total health insurance excluding Mid-South        1,770,842  1,627,385
-----------------------------------------------------------------------
Government
  Federal Employee Program (PPO)                    221,196    216,347
-----------------------------------------------------------------------
Total government                                    221,196    216,347
-----------------------------------------------------------------------
Total excluding Mid-South                         1,992,038  1,843,732
Mid-South, commercial                                     -     93,341
Mid-South, ASO                                            -     21,475
-----------------------------------------------------------------------
Total                                             1,992,038  1,958,548
=======================================================================

PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                                       Three months ended          Nine months ended
                                                            September 30,              September 30,
                                              --------------------------------------------------------
                                                        2000          1999          2000         1999
------------------------------------------------------------------------------------------------------
Health Insurance
  Commercial
    HMO                                           $  104,882       100,650       325,946      294,132
    PPO                                              206,417       140,663       573,090      393,416
    PAR                                               68,050        71,241       207,316      214,184
    Medicaid / Medicare HMO                           32,138        29,771        87,341       75,788
    Medicare supplement                               62,151        57,580       184,633      171,995
------------------------------------------------------------------------------------------------------
  Total commercial excluding Mid-South               473,638       399,905     1,378,326    1,149,515
  Self-funded                                        354,211       305,069     1,035,419      900,865
------------------------------------------------------------------------------------------------------
Total health insurance excluding Mid-South           827,849       704,974     2,413,745    2,050,380
Government
  Federal Employee Program (PPO)                     116,688       108,374       344,561      322,666
------------------------------------------------------------------------------------------------------
Total government                                     116,688       108,374       344,561      322,666
------------------------------------------------------------------------------------------------------
Total excluding Mid-South                            944,537       813,348     2,758,306    2,373,046
Mid-South, commercial                                      -        29,174             -       97,124
------------------------------------------------------------------------------------------------------
Total                                             $  944,537       842,522     2,758,306    2,470,170
======================================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Premium and fee revenues increased 10.7% to $633.1 million in the third quarter of 2000 from $571.8 in the third quarter of 1999. The $61.3 million increase is due to a combination of enrollment growth and rate increases in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment and the third quarter 1999 Mid-South market exit. Commercial revenue from the Virginia HMO, PPO and PAR networks increased 18.4% to $473.6 million in the third quarter of 2000 from $399.9 million in the third quarter of 1999, driven by a 10.6% increase in members. The Mid-South market exit resulted in a $29.2 million decrease in commercial revenue. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 8.7% to $151.53 for the third quarter of 2000 from $139.40 for the third quarter of 1999. Self-funded margins increased $8.4 million or 24.4% due to a 17.0% increase in margin per member per month. The government segment's FEP revenues increased 7.7% to $116.7 million from $108.4 million in the third quarter of last year. The increase is due to increased medical costs to be reimbursed by OPM and a 2.2% increase in enrollment.

Total enrollment increased to 1,992,038 as of September 30, 2000 from 1,958,548 as of September 30, 1999. The increase of 33,490 was a result of a 28,641 increase in the Company's health insurance segment, reflecting an increase of 143,457 members in the Virginia enrollment offset by a decrease of 114,816 members due to the Mid-South market exit, and 4,849 increase in the government segment. The Virginia enrollment increase was the result of a 100,539 increase in commercial enrollment, a 10.6% increase, and a 42,267 increase in self-funded enrollment. Enrollment in the HMO network increased by 1.3% over the prior year, reflecting the network's decision to not rebid the underperforming HMO contract with the Commonwealth of Virginia involving 23,000 members, and accounts for 30.8% of the total commercial enrollment. Enrollment in the PPO network as of September 30, 2000 increased 31.4% over September 30, 1999 and accounts for 44.5% of the Company's commercial enrollment. Growth in PPO was offset by an expected decline of 10.2% in the Company's PAR network as members migrate into more tightly managed networks. The PAR network enrollment represents 13.3% of the Company's commercial enrollment. Self-funded enrollment increased 6.3% as of September 30, 2000.

Investment income increased 16.5% to $29.7 million in the third quarter of 2000 from $25.5 million in the third quarter of 1999. Net realized losses were $2.5 million in the third quarter of 2000 as compared to $12.9 million in the third quarter of 1999. The increase in investment income is due to growth in investment assets caused by positive operating cash flow, favorable total return on investments and from the investment of incremental long-term debt. The decrease in net realized losses for the third quarter of 2000 is due to more favorable market conditions for fixed income securities this quarter as compared to the same quarter last year.

Medical costs increased 3.3% to $488.1 million in the third quarter of 2000 from $472.3 million in the third quarter of 1999. The $15.8 million increase is a result of growth in the Virginia health insurance segment's commercial enrollment offset by Mid-South's market exit in the third quarter of 1999, expected levels of medical cost inflation and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business, excluding the MSI exit charge of $20.6 million in the third quarter of 1999, increased 6.5% to $120.37 in the third quarter of 2000 from $113.08 in the third quarter of 1999. Combined with an 8.7% increase in commercial premium revenues per member per month, the loss ratio on commercial business, excluding the MSI exit charge, decreased to 79.4% in the third quarter of 2000 from 81.1% in the third quarter of 1999. As a result of medical cost management initiatives, cost and utilization trends have been maintained at levels consistent with current pricing and margin objectives. The implementation of the "three-tier" drug benefit co-pay program continues to provide benefits as the pharmacy cost trend has remained constant at 7.8% for the twelve months ended September 30, 2000 compared to 7.7% for the twelve months ended September 30, 1999. The Company has negotiated a new pharmacy contract to be effective January 1, 2001 that will improve the existing contractual arrangement. Inpatient days continue to trend downward while being offset by increased outpatient utilization producing anticipated overall medical cost trends that are incorporated within the pricing and rate setting policies. The Company continues to take an active role in working with physicians through peer-to-peer communication and implementation of national medical management guidelines.

Selling, general and administrative expenses (SG&A) decreased to $121.2 million in the third quarter of 2000 from $173.5 million in the third quarter of 1999. This decrease is attributed to the Mid-South exit charge of $59.3 million in the third quarter of 1999. Excluding this charge, SG&A increased 6.1% or $7.0 million in the third quarter of 2000 compared to the third quarter of 1999. This increase is attributed to the incremental commissions and operating costs resulting from the enrollment increase and investments in technology. The SG&A ratio, excluding the Mid-South exit charge in the third quarter of 1999, decreased to 12.8% in the third quarter of 2000 from 13.5% in the third quarter of 1999. The decrease in the SG&A ratio, due to the increased enrollment and revenue, provides the opportunity to leverage the increased revenue with long-range investments including e-commerce technology, systems infrastructure and customer service enhancements. These investments, while impacting the SG&A ratio, will contribute operational improvements and efficiencies. The Company expects the SG&A ratio to increase throughout the remainder of the year as these investments occur.

Interest expense in the third quarter of 2000 was $4.3 million compared to $2.3 million in the third quarter of 1999. The increase is primarily the result of a net increase in long-term debt of approximately $160 million beginning in the third quarter of 1999 and the issuance of an additional $30 million of commercial paper in the third quarter of 2000.

Income before income taxes and minority interest increased $110.5 million to $52.9 million in the third quarter of 2000 from a loss of $57.7 million in the third quarter of 1999. The increase is a result of a $98.0 million increase in operating income (defined as premium and fee revenues and other revenues less medical and other benefit costs and selling, general and administrative expenses), higher investment income of $4.2 million, decreased net realized losses of $10.4 million offset by higher interest expense of $2.0 million. Operating income increased due to growth in the health insurance segment and the $79.9 million Mid-South exit charge incurred in the third quarter of 1999.

The effective tax rate on income before income taxes and minority interest for the third quarter of 2000 and 1999 was 33.2% and 36.3%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Premium and fee revenues increased 10.3% to $1.85 billion in the first nine months of 2000 from $1.67 billion in the first nine months of 1999. The $172.8 million increase is due to a combination of enrollment growth and rate increases in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment and the third quarter 1999 Mid-South market exit. Commercial revenue from the Virginia HMO, PPO and PAR networks increased 19.9% to $1.38 billion in the first nine months of 2000 from $1.15 billion in the first nine months of 1999, driven by a 10.6% increase in members. The Mid-South market exit resulted in a $97.1 million decrease in commercial revenue. Overall, premium revenues on a per member per month basis for the Company's commercial business increased 8.6% to $148.94 for the first nine months of 2000 from $137.18 for the first nine months of 1999. Self-funded margins increased $19.2 million or 18.6% due to a 14.0% increase in margin per member per month. The government segment's FEP revenues increased 6.8% to $344.6 million from $322.7 million in the first nine months of last year. The increase is due to increased medical costs to be reimbursed by OPM and a 2.2% increase in enrollment.

Investment income increased 20.9% to $85.7 million in the first nine months of 2000 from $70.9 million in the first nine months of 1999. Net realized losses decreased to $7.9 million in the first nine months of 2000 from $27.0 million in the first nine months of 1999. The increase in investment income is due to growth in investment assets caused by positive operating cash flow, favorable total return on investments and from the investment of incremental long-term debt. The decline in net realized losses for the first nine months of 2000 is due to more favorable market conditions for fixed income securities.

Medical costs increased 7.2% to $1.45 billion in the first nine months of 2000 from $1.35 billion in the first nine months of 1999. The $97.5 million increase is a result of growth in the Virginia health insurance segment's commercial enrollment offset by Mid-South's market exit in the third quarter of 1999, expected levels of medical cost inflation and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business, excluding the Mid-South exit charge of $20.6 million, increased 7.5% to $120.63 in the first nine months of 2000 from $112.17 in the first nine months of 1999. Combined with an 8.6% increase in commercial premium revenues per member per month, the loss ratio on commercial business, excluding the Mid-South charge, decreased to 81.0% in the first nine months of 2000 from 81.8% in the first nine months of 1999. As a result of medical cost management initiatives, cost and utilization trends have been maintained at levels consistent with current pricing and margin objectives. The implementation of the "three-tier" drug benefit co-pay program continues to provide benefits as the pharmacy cost trend has remained constant at 7.8% for the twelve months ended September 30, 2000 compared to 7.7% for the twelve months ended September 30, 1999. The Company has negotiated a new pharmacy contract to be effective January 1, 2001 that will improve the existing contractual arrangement. Inpatient days continue to trend downward while being offset by increased outpatient utilization producing anticipated overall medical cost trends that are incorporated within the pricing and rate setting policies. The Company continues to take an active role in working with physicians through peer-to-peer communication and implementation of national medical management guidelines.

SG&A expenses decreased to $347.7 million in the first nine months of 2000 from $392.8 million in the first nine months of 1999. This decrease is attributed to the Mid-South exit charge of $59.3 million in the third quarter of 1999. Excluding this exit charge, SG&A increased 4.3% or $14.2 million in the first nine months of 2000 compared to the first nine months of 1999. This increase is attributed to the incremental commissions and operations costs resulting from the enrollment increase and investments in technology. The SG&A ratio, excluding the 1999 Mid-South charge, decreased to 12.5% in the first nine months of 2000 from 13.4% in the first nine months of 1999. The decrease in the SG&A ratio, due to the increased enrollment and revenue, provides the opportunity to leverage the increased revenue with long-range investments including e-commerce technology, systems infrastructure and customer service enhancements. These investments, while impacting the SG&A ratio, will contribute operational improvements and efficiencies. The Company expects the SG&A ratio to increase throughout the remainder of the year as these investments occur.

Interest expense in the first nine months of 2000 was $12.4 million compared to $4.7 million in the first nine months of 1999. The increase is primarily the result of a net increase in long-term debt of approximately $160 million beginning in the third quarter of 1999 and the issuance of an additional $30 million of commercial paper in the third quarter of 2000.

Income before income taxes and minority interest increased $145.9 million to $135.2 million in the first nine months of 2000 from a loss of $10.7 million in the first nine months of 1999. The increase is a result of decreased net realized losses of $19.1 million, higher investment income of $14.8 million and a $119.8 million increase in operating income (defined as premium and fee revenues and other revenues less medical and other benefit costs and selling, general and administrative expenses), offset by higher interest expense of $7.7 million. Operating income increased due to growth in the health insurance segment and the $79.9 million Mid-South exit charge incurred in the third quarter of 1999.

The effective tax rate on income before income taxes and minority interest for the first nine months of 2000 and 1999 was 30.5% and 50.5%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds and a $2.7 million tax benefit recorded during the second quarter of 2000 related to the sale of Mid-South.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A" as of September 30, 2000. The portfolio had an average contractual maturity of 8.35 years as of September 30, 2000. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of September 30, 2000, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 14% of the total portfolio, as compared to 11% as of December 31, 1999.

The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires February 2002. In conjunction with the issuance of commercial paper notes during the first quarter of 2000, the Company repaid the outstanding balance of $245 million during the first quarter of 2000. There were no amounts borrowed under this agreement as of and for the three months ended September 30, 2000.

In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. As of September 30, 2000, outstanding notes under the commercial paper program totaled approximately $275.2 million with an average maturity of 18 days. The commercial paper is backed by the revolving credit agreement. The commercial paper notes have been classified as long-term debt in the consolidated statements of financial condition based on the Company's ability and intent to maintain borrowings of at least this amount for more than one year.

The Company commenced its previously announced second stock repurchase program in February 2000 following completion of its first stock repurchase program. During the third quarter of 2000, the Company purchased and retired 75,000 shares of its common stock at a cost of approximately $3.7 million bringing the total shares purchased during 2000 to 630,906 at a cost of approximately $21 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect SFAS No. 133 to have a material impact on its financial position, results of operations or cash flows.

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

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

(a) On June 9, 2000, the Company's subsidiary, Trigon Insurance Company, filed a lawsuit against the federal government for the recovery of federal income tax overpayments for the years 1989 through 1995. If successful, the Company expects to recover approximately $50 million in cash refunds plus interest of about $30 million and to receive tax refunds for the years 1996 through 1999 of about $8 million. In addition, if the Company is successful it could receive substantial additional tax credits that could lower federal income tax liability in future years.

     The lawsuit, filed in the United States District Court for the Eastern District of Virginia, relates to the initial valuation and deductibility of the Company's assets when, along with other Blue Cross or Blue Shield organizations, it became subject to federal income taxation in 1987. As part of this change in tax status, Congress provided that if a Blue Cross or Blue Shield organization disposed of an asset that it had acquired while tax-exempt, its taxable gain or loss would be computed by reference to the asset's fair market value at the time the organization became subject to tax. The Company is seeking deductions for losses incurred on the termination of certain customer and provider contracts that were held by it on January 1, 1987, based on the fair market value of the contracts on that date.

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

     On August 22, 2000, the American Chiropractic Association, the Virginia Chiropractic Association and several chiropractors and their patients filed suit against the Company and the Blue Cross and Blue Shield Association in the United States District Court for the Western District of Virginia. The Complaint alleged that the Company has discriminated against chiropractors in its reimbursement policies and in its coverage for chiropractic services in violation of the federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act, and state law. Plaintiffs seek an injunction against the alleged discriminatory practices and unspecified compensatory, treble and punitive damages, as well as attorneys' fees and costs. The Company does not believe that these claims have merit and intends to defend the case vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number            Description

    11         -- Computation of per share earnings (losses) for the three months and nine months ended September 30, 2000. Exhibit has been omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

    27        -- Financial Data Schedule.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  Reports on Form 8-K:
     None filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TRIGON HEALTHCARE, INC.
                                   Registrant




Dated: November 10, 2000         By:  /s/ Thomas R. Byrd
                                        ---------------------
                                         THOMAS R. BYRD
                                         SENIOR VICE PRESIDENT & CHIEF
                                         FINANCIAL OFFICER
                                         (PRINCIPAL ACCOUNTING AND
                                         FINANCIAL OFFICER)

                                  EXHIBIT INDEX


Exhibit
Number


     27       -- Financial Data Schedule.