Form 10-K
period 2000-12-31
TRIGON HEALTHCARE INC
filed 2001-03-29
CIK 1017747

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001 was approximately $1,877,679,000 (based on the last reported sales price of $50.58 per share on March 26, 2001, on the New York Stock Exchange).

As of March 26, 2001, 37,122,947 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Trigon Healthcare Inc.'s Annual Report to Shareholders for the year ended December 31, 2000 into Parts II and IV of this Form 10-K.
Certain portions of Trigon Healthcare Inc.'s definitive Proxy Statement dated March 23, 2001 for the Annual Meeting of Shareholders into Part III of this Form 10-K.

                            TRIGON HEALTHCARE, INC.

                     INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                        Page
                                                                                                       -------
                                                     PART I
Item 1.     Business.................................................................................        1
Item 2.     Properties...............................................................................       14
Item 3.     Legal Proceedings........................................................................       14
Item 4.     Submission of Matters to a Vote of Security Holders......................................       14

                                                     PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....................       15
Item 6.     Selected Financial Data..................................................................       15
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....       15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................       15
Item 8.     Financial Statements and Supplementary Data..............................................       15
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....       15

                                                    PART III
Item 10.    Directors and Executive Officers of the Registrant.......................................       15
Item 11.    Executive Compensation...................................................................       16
Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................       16
Item 13.    Certain Relationships and Related Transactions...........................................       16
                                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................       16

Item 1.  Business

GENERAL

Trigon Healthcare, Inc. through its subsidiaries is the largest managed health care company in Virginia, serving over 2.0 million members primarily through statewide and regional provider networks. (Trigon Healthcare, Inc. and subsidiaries herein collectively referred to as "Trigon" or the "Company"). The Company's membership represents approximately 28% of the Virginia population and 34% of the Virginia population in those areas where Trigon has the exclusive right to use the Blue Cross and Blue Shield service marks and tradenames.

The Company divides its business into four segments: health insurance, government programs, investments and all other. The Company's health insurance segment provides a comprehensive spectrum of managed care products primarily through three network systems with a range of utilization and cost containment controls. Within the Company's network product offerings, employer groups may choose various funding options ranging from fully insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the claims are not underwritten by Trigon but are funded by the groups. As of December 31, 2000, the fully insured, also referred to as commercial, products made up over one-half of total enrollment. Its components include: three HMO networks which are the Company's most tightly managed and cost efficient networks; the preferred provider organization ("PPO") networks which offer greater choice of providers than Trigon's HMO networks; and the participating provider ("PAR") network which is the Company's broadest and most flexible network. Commercial products also include Medicare supplement plans and Medicaid HMO plans. Self-funded enrollment as of December 31, 2000 represented 35.5% of total enrollment. Self-funded arrangements are available to groups with more than 100 employees and are typically utilized by groups with more than 1,000 employees. Trigon charges self-funded groups an administrative fee based on the number of members in a group or the group's claims experience. In addition, most self-funded groups purchase aggregate and/or claim specific stop loss coverage. In exchange for a premium, the group's aggregate liability is capped for the year or the group's liability on any one episode of care is capped.

The government programs segment includes the Federal Employee Program ("FEP") which is the Company's largest customer. Through its participation in the national contract between the Blue Cross and Blue Shield Association ("BCBSA") and the U.S. Office of Personnel Management ("OPM"), the Company provides health benefits to federal employees in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit. As of December 31, 2000, FEP enrollment represented 11.0% of total enrollment. The Company discontinued its role as a claims processing intermediary for the federal government with the Medicare Part A program in Virginia and West Virginia effective August 31, 1999. Additionally, the Company discontinued its role as the primary provider of computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross and Blue Shield plans during November 1999. As an administrative agent for Medicare, the Company allocated operating expenses to determine reimbursement due for services rendered in accordance with the contract. Medicare claims processed are not included in the consolidated statements of operations and the reimbursement of allocated operating expenses is recorded as a reduction of the Company's selling, general and administrative expenses.

All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other health-related business, including disease management programs, third-party administration for medical and workers compensation, health promotions and similar products, is reflected in an "all other" category.

Refer to Note 22, "Segment Information," on pages 52 and 53 of the Company's 2000 Annual Report to Shareholders, which are incorporated herein by reference, for financial information relating to reportable segments.

The following table sets forth the data by network for the last five years:

                                              ENROLLMENT BY NETWORK SYSTEM
                                                                          As of December 31,
                                                      2000           1999           1998           1997           1996
                                             ---------------------------------------------------------------------------
Health Insurance
Commercial
   HMO.......................................        272,546        274,184        255,879        255,548        219,866
   PPO.......................................        488,645        378,406        297,939        263,828        230,675
   PAR.......................................        134,166        151,673        165,239        192,825        236,383
   Medicaid/Medicare HMO.....................         58,021         51,404         31,338         35,488         28,306
   Medicare supplement.......................        119,535        119,050        121,322        125,686        128,015
                                             ---------------------------------------------------------------------------
Total commercial excluding Mid-South.........      1,072,913        974,717        871,717        873,375        843,245
Self-funded..................................        716,012        672,906        639,971        654,004        664,862
Processed for other Blue Cross and Blue
   Shield Plans (ASO)........................          5,349          4,639          5,545         15,728         70,330
                                             ---------------------------------------------------------------------------
Total health insurance excluding Mid-South...      1,794,274      1,652,262      1,517,233      1,543,107      1,578,437
                                             ---------------------------------------------------------------------------
Government
Federal Employee Program (PPO)...............        221,056        216,089        213,017        207,457        197,241
                                             ---------------------------------------------------------------------------
Total government                                     221,056        216,089        213,017        207,457        197,241
                                             ---------------------------------------------------------------------------
Total excluding Mid-South....................      2,015,330      1,868,351      1,730,250      1,750,564      1,775,678
Mid-South, commercial........................              -              -        105,056         64,143         49,251
Mid-South, ASO...............................              -              -         26,065         25,663         35,620
                                             ---------------------------------------------------------------------------
Total........................................      2,015,330      1,868,351      1,861,371      1,840,370      1,860,549
                                             ===========================================================================


SIGNIFICANT CUSTOMERS

Trigon's two largest customers are the FEP and Commonwealth of Virginia ("COV"). FEP represents 17.8% of total consolidated revenues. The contract renews automatically for a term of one year each January 1, unless either party gives written notice at least 60 days prior to the date of renewal. Under the program, a special FEP reserve is maintained at the national level as a protection against adverse claims trends. However, if the contract should terminate with a negative balance in the FEP special reserve, the losses would be allocated to participating plans as subcontractors based on a ratio of the Company's past five year claims experience as a percent of the total program's experience. As of September 30, 2000, the national reserve stood at 3.2 months of claims and administrative payments in reserve, which is above the target of a
3.0 month reserve base. The December 31, 2000 calendar year national reserve balance has not been published but is expected to remain at or above the target reserve base. Since 1972, the Company has provided health benefits to employees and retirees of COV. The current multi-year contract to administer the COV statewide, self-funded medical/surgical health care benefits programs was effective July 2000. As of December 31, 2000, the self-funded revenues under the contract represent 17.7% of total consolidated revenues and cover 206,000 COV members. Annually, at open enrollment, COV employees may select Trigon or other health benefit plan choices.

NETWORKS

Trigon's HMO, PPO and PAR networks provide for the delivery of health care services at generally reduced costs due to favorable network arrangements with health care providers and by including members in health care decisions. The Company has the largest membership base in Virginia, which generally allows it to negotiate contracts with its Virginia providers that specify favorable rates and incorporate utilization management and other cost controls. Members assume responsibility for a portion of health care costs through copayments, coinsurance and annual deductible contract provisions. Members may choose to receive health care services from providers not part of the network at an additional cost to the member. Trigon believes that the copayment, coinsurance, annual deductible provisions and out of network costs enhance its ability to control costs by encouraging members to take more responsibility for their health care decisions.

Trigon established its first Health Maintenance Organization ("HMO") in 1984 and now operates three separate HMOs. HealthKeepers, Inc. ("HealthKeepers") is a state qualified HMO that operates primarily in the central, eastern and southwestern areas of Virginia. Peninsula Health Care, Inc. ("Peninsula"), a joint venture owned 51% by Trigon, is a state qualified HMO operating primarily on the Peninsula in Eastern Virginia. The Company owns Priority Inc., which owns a federally qualified HMO, Priority Health Care, Inc. ("Priority"), operating in the Tidewater area in Eastern Virginia. As of December 31, 2000, the HMO networks included approximately 2,300 primary care physicians, 5,200 specialist physicians and 53 acute care hospitals throughout Virginia. Members choose a primary care physician who is responsible for coordinating health care services for the member. The HMO product portfolio is presented to customers as a stand-alone HMO offering, or through "Blue Advantage," a program which includes HMO and PPO options administered and priced as a single program and which can only be utilized by groups that contract with Trigon on an exclusive basis. The Company's PPO network is a statewide PPO network which, as of December 31, 2000, included approximately 11,800 physicians and 89 acute care hospitals within Virginia. Members may seek care from any PPO network physician depending on services required. Trigon's PAR network provides more traditional health coverage and included approximately 12,200 physicians and 89 acute care hospitals. The PAR network offers members greater customization of benefit design and fewer restrictions in the use of non-network providers than the PPO network. Trigon expects that its PAR network and products will continue to be an important offering for groups desiring greater flexibility and choice in networks and benefits, as well as a source of new PPO and HMO members. Trigon also offers Medicaid HMO products to participants in Temporary Aid to Needy Families program and the Aged, Blind and Disabled Individuals programs in the Peninsula and Tidewater regions of Virginia and within the City of Richmond and five surrounding counties in central Virginia.

Trigon's networks have contracts with hospitals, physicians and other professionals at generally reduced rates due to the volume of business it offers to health care providers that are a part of the network. Hospital provider contracts, typically three to five years in duration, are generally paid on the basis of per diems (i.e., fixed fee schedules where the daily rate is based on the type of service; primary method of in-patient reimbursement), per case per admission (i.e., fixed fee schedules for all services during a member's hospitalization), or a percentage of covered charges with limits on the subsequent year increases. The average rate negotiated with hospitals under this arrangement is lower than the hospital's average standard retail charges. Services not subject to special per case or per diem payment arrangements are generally paid according to a fee schedule or as a percentage of billed charges. Beginning in 1997, the Company changed its method of reimbursing hospitals for outpatient procedures which has led to substantial savings. Over a three-year period, the Company converted its facility outpatient contracts from a percent of covered charges to a fixed fee reimbursement schedule for 6,500 procedures. When considering whether to contract with a physician, the Company conducts a credentialing program to evaluate the applicant's professional experience, including licensure. The Company's HMO network provides reimbursement to almost all of the primary care physicians in the HMO network on a capitated basis. Specialists are reimbursed based on a fee schedule or, in some cases, on a capitated basis. Some ancillary services, lab services, behavioral health and vision services are also capitated. PPO and PAR physician provider contracts employ fixed fee schedules, which are below standard billing rates. The Company uses three basic components to establish physician fee schedule payments:
Medicare's Resource Based Relative Value System methodologies, competitor reimbursement rates and ongoing reviews of specific allowances to determine if suitable payment levels are in place. Physician fee schedule payments are adjusted when considered appropriate to do so.

UTILIZATION MANAGEMENT

Trigon also manages health care costs in its networks by using utilization management system guidelines for the networks that are intended to address quality of care and help to ensure that only appropriate services are rendered and that such services are provided in a cost-effective manner. Trigon recognizes that the right care in the right setting at the right time using the right provider for the right price equates to quality medical care. In the HMO network, the primary care physicians are considered to be the overall manager of the individual's health care needs and manage and optimize care through the use of referrals and by approving all specialty care before it is rendered. In addition, the HMO reviews all high cost services needed by individual members that are not provided by the primary care physician. The Company also manages health care costs and quality by reviewing monthly cost and utilization trends within all networks. Utilization rates and cases are reviewed in the aggregate and by service type to identify opportunities for better quality and cost control. In addition, the highest cost services are studied to determine if costs can be reduced by using new, less expensive technologies or by creating additional networks or contracts, such as networks for ambulatory care, to reduce provider costs. The Company requires pre-admission approval of all hospital and skilled nursing facility stays and concurrent review of length of stay. Trigon uses the Milliman & Robertson Healthcare Management Guidelines (M&R) complimented by InterQual for its medical necessity decision support criteria. M&R guidelines were developed based on nationwide best practices benchmarks that maximize efficiency in health care delivery. InterQual is a nationally recognized, evidence-based criteria set developed through peer review medical literature. The Company also modifies the decision support guidelines based on input from its regional physician panels, thus enhancing the support of the guidelines by network providers. Trigon prospectively reviews the medical necessity of home health, private duty nursing and durable medical equipment. Also, the Company retrospectively reviews physician practice patterns. Trigon conducts physician profiles that indicate quality and cost effective standards. All new medical technologies are reviewed in advance in an attempt to ensure that only safe and effective new medical procedures are covered. Additionally, the Company also employs a comprehensive disease management program. In this program, the Company identifies those members having certain chronic diseases, such as asthma and diabetes, and proactively works with the member and the physician to facilitate appropriate treatment, help to ensure compliance with recommended therapies and educate members on lifestyle modifications to manage the disease. The Company believes that the program promotes the delivery of efficient care and helps to improve the quality of health care delivered.

QUALITY

Trigon's HMO quality improvement standards are modeled on those of the National Committee on Quality Assurance ("NCQA"), an independent, nonprofit institution that reviews and accredits health maintenance and managed care organizations. The quality improvement program instituted by the Company's HMOs provides for the review of quality of care service and the initial and ongoing review of the credentials of all network providers. This credentialing process includes a review of whether the provider has the necessary licenses, is qualified in the specialty indicated and meets standards for safety, sanitation and accessibility. The HMO reviews the findings with a quality improvement committee, which includes practicing physicians from the HMO network. In addition, quality of care services are monitored through profiling and data analysis, member satisfaction surveys and problem case review. In March 2000, Trigon's Peninsula and Priority HMOs received an accreditation status of Excellent from the National Committee for Quality Assurance for its commercial and Medicaid products. HealthKeepers earned an accreditation status of Excellent for its commercial product. A score of Excellent is the highest level of accreditation awarded to healthplans. This accreditation level is reserved for those managed care organization product lines that deliver the highest levels of care and service, and whose clinical and administrative systems exceed NCQA's rigorous requirements for consumer protection and quality improvement.

The Company has an active program to evaluate the quality and appropriateness of care provided by its PPO and PAR networks. Provider credentialing, profiling and member satisfaction surveys, along with monitoring of outcomes and clinical studies are all performed to monitor and manage quality of care. Network physicians and other providers participate in quality management programs overseen by medical advisory panels. Using the Company's computerized medical information database, these programs involve profiles of the tests, types of treatment and procedures performed for specific diagnoses by these physicians, as well as reviews of aggregate data. The American Accreditation Health Care Commission/URAC has awarded Trigon Insurance Company (dba Trigon Blue Cross Blue Shield) ("Trigon Insurance") a full, two-year accreditation for health utilization management services effective through May 2002. Trigon Insurance has been certified since 1992.

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

COMPETITION

The health care industry is highly competitive both in Virginia and in other states in the southeastern and mid-Atlantic United States into which the Company principally intends to expand. Managed care companies, including large, well-capitalized companies which market managed care products nationwide, have also identified the southeastern and mid-Atlantic regions of the United States as being favorable for expansion. In some cases, market entrants, as well as existing health care companies, have competed with the Company for business by offering very favorable pricing terms to customers. The Company faces this competition in the areas in which it is licensed to use the Blue Cross and Blue Shield service marks and tradenames. In areas outside of its licensed territory, the Company's ability to successfully compete may be adversely affected by its inability to use the Blue Cross and Blue Shield service marks and tradenames, by the presence of competitors that are able to use such service marks and tradenames in the areas and by the Company's lack of substantial market share or established provider networks in these areas. The Company also faces competition from health care providers that combine and form their own networks in order to contract directly with employer groups and other prospective customers to provide health care services.

INVESTMENTS

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of AA as of December 31, 2000. The portfolio had an average contractual maturity of 5.6 years as of December 31, 2000. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of December 31, 2000, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 14.0% of the total portfolio, as compared to 11.0% as of December 31, 1999.

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

As of December 31, 2000, the composition of the Company's fixed income investment securities by rating is as follows (in thousands):


                                                                    ESTIMATED FAIR    PERCENT OF
                         Rating (1)                                      VALUE          TOTAL
                         ----------                             --------------------------------
Aaa...........................................................   $        873,205         51.7%
Aa............................................................             94,096          5.6
A.............................................................             98,726          5.8
Baa...........................................................            112,379          6.6
Ba............................................................            235,837         14.0
B.............................................................            115,290          6.8
Ccc or lower..................................................              3,053          0.2
P-1...........................................................             32,793          1.9
P-2...........................................................            116,441          6.9
P-3...........................................................              4,990          0.3
Not rated (principally, other fixed income investment funds)..              3,181          0.2
                                                                 ------------------------------
Total.......................................................     $      1,689,991        100.0%
                                                                 ==============================

(1) Ratings are assigned by Moody's Investor Service, Inc., Standard & Poor's Corporation or Fitch Investors Service, L.P.

Refer to Note 4, "Investment Securities," on pages 37 through 39 of the Company's 2000 Annual Report to Shareholders, which are incorporated herein by reference, for additional financial information relating to the Company's investment securities.

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

REGULATION

HEALTH CARE REFORM - FEDERAL and VIRGINIA. The Company's business is subject to a changing legal, legislative and regulatory environment. Some of the more significant current issues that may affect the Company's business include:

 .  efforts to expand tort liability of health plans;
 .  initiatives to increase health care regulation;
 .  proposed class action lawsuits targeting the health care industry's efforts to deliver quality care at affordable costs; and . proposed physician antitrust waivers.

Current initiatives to increase health care regulation at the federal level include new legislative proposals for a "patients' bill of rights." Such legislation was introduced in the Senate in early February 2001 and would expand tort liability for health plans and change the practices for deciding medical necessity. Similar legislation is expected to be considered by the House during 2001. Given the general uncertainty of the political process, it is not possible to determine what, if any, legislation will ultimately be enacted or what the effect on the Company of any such legislation would be.

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

On November 21, 2000 the Department of Labor issued its final regulation specifying new requirements for claims and appeal procedures for ERISA regulated group health and disability plans. The regulation is applicable only to ERISA regulated plans, whether they are fully-insured or self-insured. It is effective for claims filed on or after January 1, 2002. The Company does not believe that the regulation will have a material adverse impact on the consolidated financial condition or results of operations.

During the past year the Department of Health and Human Services ("HHS") has issued two significant sets of final regulations resulting from the Health Insurance Portability and Accountability Act of 1996 ("HIPAA")--one dealing with administrative simplification and the other dealing with privacy of individually identifiable health information. Final regulations governing security standards for the maintenance and transmission of health information are also expected during 2001. On February 23, 2001, HHS opened the privacy regulation to an additional 30-day comment period to determine if changes in the final regulation are required. The compliance date for the administrative simplification regulation is October 2002, while the compliance date for the privacy regulation is currently April 2003. A new Virginia law governing disclosure of privacy practices has been passed and will be effective July 1, 2001. This law was enacted pursuant to federal requirements established by the Gramm-Leach-Bliley Act.

The Company is assessing the impact of these HIPAA regulations and the state privacy legislation on the Company's practices and operations. The Company does not believe that the Gramm-Leach-Bliley legislation or the HIPAA administrative simplification regulation will have a material adverse impact on operations. Given that the HIPAA security regulation has not been finalized and that further changes may arise from the reopening of the privacy regulation, the Company has not yet determined what the effect of these HIPAA regulations may be on the Company.

At the state level, the Virginia General Assembly, in its 2001 Session, did not pass legislation that would substantially increase health care costs, restrict choice or drive up the number of uninsured Virginians. At this time, the health care legislation that did pass is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

INSURANCE COMPANY AND HMO REGULATION. Trigon Insurance, Trigon Health and Life Insurance Company ("Trigon Health and Life"), a health and life company, and the three HMO subsidiaries are subject to the insurance laws and regulations of the Commonwealth of Virginia, the domiciliary state of these companies. In addition, Trigon Health and Life is also subject to the insurance laws and regulations of the other jurisdictions in which it is licensed or authorized to do business. These insurance laws and regulations generally give state regulatory authorities broad supervisory, regulatory and administrative powers over insurance companies and insurance holding companies with respect to most aspects of their businesses. Such regulation is intended primarily for the benefit of the policyholders and enrollees and not investors. Regulatory authorities exercise extensive supervisory power over health and life insurance companies and HMOs with respect to licensing; the approval of policy forms and policies used; the nature of, and limitations on, a company's investments; the periodic examination of the operations of the companies; the form and content of annual statements and other reports required to be filed on the financial condition of the companies; the establishment of minimum capital or net worth requirements for these companies and other requirements. Additionally, the HMOs are subject to regulation regarding quality assurance, covered benefits, contracts between the HMO and its health care providers, the accessibility of providers in the service area of an HMO and other requirements. State regulatory authorities require the insurance companies and the HMOs to maintain restricted investments represented by interest-bearing investment securities, which are held by trustees or the state regulatory agencies as a special fund for the policyholders and enrollees if the company fails to meet its obligations in that state.

Trigon Insurance, the HMO subsidiaries and Trigon Health and Life are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Trigon has one federally qualified HMO that is also subject to regulation and review by the OPM and certain other federal authorities, with which it must file periodic reports. Areas covered by federal law are similar to those covered by state law and regulation. In addition, one of the Company's HMOs offered a Medicare risk product through December 31, 1999 that subjected that HMO to regulation and review by the U.S. Department of Health and Human Services and certain other federal authorities as well. Trigon Insurance, the HMO subsidiaries and Trigon Health and Life are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

INSURANCE HOLDING COMPANY REGULATION. Trigon Healthcare, Inc. is not regulated as an insurance company but, as the direct or indirect owner of all the capital stock of Trigon Insurance, the three HMOs and Trigon Health and Life, is regulated as an insurance holding company and subject to the insurance holding company act of Virginia, the state in which the subsidiaries are domiciled. The act contains certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. The Virginia insurance holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the State Corporation Commission and to file with the State Corporation Commission certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations.
In addition, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Virginia insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of, certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates.

Additionally, Virginia insurance holding company acts restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Without such approval (or an exemption), no person may acquire any voting security of an insurance holding company which controls a Virginia insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

RISK-BASED CAPITAL REQUIREMENTS. Virginia has statutory risk-based capital ("RBC") requirements for health and other insurance companies. Such requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an insurer's investments and products. The formula for calculating such RBC requirements, set forth in instructions adopted by the NAIC, is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company's business. Under these laws, an insurance company must submit a report of its RBC level to the Virginia State Corporation Commission as of the end of the previous calendar year.

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

As of December 31, 2000, the RBC levels of Trigon Insurance and Trigon Health and Life, as calculated in accordance with the NAIC RBC instructions, exceeded all RBC thresholds.

The NAIC has proposed that states adopt RBC standards for HMOs. On March 10, 2000, the Governor of Virginia signed into law the RBC standards for HMOs that became effective January 1, 2001, and the Company has determined that, as of December 31, 2000, the RBC levels for each of its HMOs exceed all RBC thresholds under the new law.

RESTRICTIONS ON DIVIDENDS. In the event the Company determines to pay dividends, the principal source of funds to pay dividends to stockholders would be dividends received by the Company from its subsidiaries. Virginia insurance laws and regulations restrict the payment of extraordinary dividends declared by insurance companies, including health care insurers such as Trigon Insurance, in a holding company system. An insurance company is prohibited from paying an extraordinary dividend unless it obtains the approval of the State Corporation Commission. An extraordinary dividend is one which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, exceeds the lesser of (i) 10% of the insurance company's statutory surplus to policyholders as of the preceding December 31 or (ii) the insurance company's statutory net income (not including realized capital gains) for the preceding calendar year. Further, an insurance company may not pay a dividend unless, after such payment, its surplus to policyholders is reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The State Corporation Commission may bring an action to enjoin or rescind payment of any dividend or distribution that would cause the insurance company's statutory surplus to be unreasonable or inadequate. On January 17, 2001, the State Corporation Commission approved Trigon Insurance's request to effect an extraordinary dividend of $125 million to its parent, Trigon Healthcare, Inc., on March 1, 2001. As a result of this dividend, any additional dividend distributions by Trigon Insurance during 2001 will require the approval of the State Corporation Commission. During 2000, 1999 and 1998, Trigon Insurance paid dividends to its parent, Trigon Healthcare, Inc., of $125 million, $48.9 million and $227.5 million, respectively. The 2000 and 1999 dividends were cash dividends. The 1998 dividend included $200.0 million of cash and $27.5 million of stock of a wholly-owned subsidiary.

On February 2, 2001, the State Corporation Commission approved Trigon Health and Life's request to effect an extraordinary dividend of $25 million to its parent, Monticello Service Agency, Inc. (MSA), on March 1, 2001. As a result of this dividend, any additional dividend distributions by Trigon Health and Life during 2001 will require the approval of the State Corporation Commission. MSA in turn distributed $20 million of this extraordinary dividend to its parent, Trigon Healthcare, Inc., on March 1, 2001. No regulatory approval was required for this dividend.

ASSESSMENTS AGAINST INSURERS. Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred by insolvent insurance companies. Most state insolvency or guaranty association laws, including Virginia's, currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state. Substantially all of Trigon's premiums are currently derived from insurance underwritten in Virginia.

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

VIRGINIA'S OPEN ENROLLMENT PROGRAM. The Commonwealth of Virginia has an open enrollment program pursuant to which Trigon Insurance is required to offer comprehensive accident and sickness insurance contracts to individuals without imposition of certain underwriting criteria that would deny coverage on the basis of medical condition, age or employment status. As an incentive for participating in the open enrollment program, Trigon Insurance pays Virginia premium tax of three-fourths of one percent (0.75%) on premiums received from individual accident and sickness insurance rather than the general Virginia premium tax of two and one fourth percent (2.25%). This general Virginia premium tax applies to all accident and sickness insurance premiums received by Trigon Insurance from group business. To withdraw from the open enrollment program, Trigon Insurance is required to give 24 months advance notice of withdrawal to the State Corporation Commission.

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

RATING

SUBSIDIARIES. Trigon Insurance, HealthKeepers and Peninsula are each presently assigned a rating of "A" (Excellent) by A.M. Best Company. Priority is presently assigned an A.M. Best rating of "A-" (Excellent). A.M. Best's ratings are divided into two broad categories - Secure and Vulnerable. All of the ratings assigned to the Company's subsidiaries are classified as Secure. The ratings of "A" and "A-" are assigned to companies which have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company. It is the opinion of A.M. Best Company that such companies have a strong ability to meet their ongoing obligations. Such ratings are not directed to the protection of investors and are subject to review and change over time. In March 2000, Trigon Insurance received both a counterparty credit rating and an insurer financial strength rating of "AA-" (Very Strong) from Standard & Poor's. The counterparty credit rating is an opinion of the company's overall creditworthiness and financial capacity to pay its financial obligations. This rating indicated the company has a strong capacity to meet its financial commitments. The insurer financial strength rating is a current opinion that the financial security characteristics of the company are very strong with respect to its ability to pay under its insurance contracts in accordance with the contract terms.

COMMERCIAL PAPER. Standard and Poor's assigned its A-1 short-term issuer credit rating to Trigon's $300 million commercial paper program in March 2000. An obligor rated `A-1' by Standard and Poor's has STRONG capacity to meet its financial commitments, and is rated in the highest category by Standard & Poor's.

In March 2000 Fitch issued an F1 Short-Term credit rating to Trigon's $300 million private placement commercial paper program. Issuers rated F1 by Fitch have the highest credit quality, indicating the strongest capacity for timely payment of financial commitments. F1 ratings typically are provided to issuers with a conservative capital profile, strong liquidity, high-quality investments, an excellent competitive profile, and consistent strong earnings.

In March 2000, Moody's Investors Service assigned a Prime-2 short-term debt rating to Trigon's $300 million commercial paper program. Issuers rated Prime-2 by Moody's have a strong ability for repayment of senior short-term debt obligations. This is normally evidenced by leading market positions in well-established industries, high rates of return on funds employed, conservative capitalization structure, broad margins in earnings coverage of fixed financial charges and high internal cash generation, and the maintenance of ample alternate liquidity, although capital characteristics may be more affected by external conditions than issuers rated Prime-1 by Moody's.

EMPLOYEES

As of December 31, 2000, the Company had 3,917 full-time and 82 part-time employees. The employees are primarily located in Virginia, with the majority of the Virginia employees in the cities of Richmond and Roanoke. Employees are also located in Delaware, Georgia, Illinois, Maryland, New Jersey, North Carolina, Oklahoma, Pennsylvania and Washington D.C. The Company believes that its relationship with its employees is good. No employees are subject to collective bargaining agreements.

EXECUTIVE OFFICERS

                                            Age as of
                Name                    December 31, 2000                        Position
------------------------------------  ----------------------  ----------------------------------------------
Thomas G. Snead, Jr.                             47             Chairman of the Board and Chief Executive
                                                                Officer

William P. Bracciodieta, M.D.                    55             Senior Vice President and Chief Medical
                                                                Officer


                                            Age as of
                Name                    December 31, 2000                        Position
------------------------------------  ----------------------  ----------------------------------------------
Ralph T. Bullock, Jr.                            51             Senior Vice President and Chief Information
                                                                Officer

Thomas R. Byrd                                   43             Senior Vice President and Chief Financial
                                                                Officer

James W. Copley, Jr.                             48             Senior Vice President and Chief Investment
                                                                Officer

Kathy Ashby Merry                                38             Senior Vice President, Operations

Ronald M. Nash                                   63             Senior Vice President, Corporate Services

Paul F. Nezi                                     53             Senior Vice President, Virginia Group Business

Timothy P. Nolan                                 39             Senior Vice President, Marketing and
                                                                Corporate Development

Thomas A. Payne                                  56             Senior Vice President, Corporate Audit

Peter L. Perkins                                 43             Senior Vice President and Chief Actuary

David P. Wade                                    44             Senior Vice President, Government and
                                                                Individual Business

J. Christopher Wiltshire                         46             Senior Vice President, General Counsel and
                                                                Corporate Secretary

For a listing of the positions held with the Company by each executive officer and other information, refer to "Officers," on page 56 of Trigon Healthcare Inc.'s 2000 Annual Report to Shareholders, which is incorporated herein by reference.

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

Competitive price pressures in the health insurance and managed care industry, which generally result from the entry and exit of health care companies in the marketplace, historically have resulted in, or contributed to, pricing and profitability cycles. While we believe structural changes in the managed health care and health insurance industry have altered traditional cyclical patterns, there can be no assurance that a continuation of the typical cyclical pattern will not adversely affect the profitability of the Company in the next few years.

COMPETITION. The health care industry is highly competitive both in Virginia and in other states in the southeastern and mid-Atlantic United States into which the Company principally intends to expand. See "Competition." There is no assurance that the overall competition will not exert strong pressures upon Trigon's profitability, its ability to increase enrollment, or its ability to successfully pursue growth in areas both within and outside of Virginia.

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

ITEM 2.  PROPERTIES

The Company is headquartered in Richmond, Virginia, where it owns a four-story building with 268,000 square feet of office space. The Company also owns an office facility and warehouse in Roanoke, Virginia with 190,500 square feet.
The Company leases additional office space totaling 447,400 square feet in Richmond, 120,900 square feet in Roanoke and other locations in Virginia and 6,000 square feet combined in Maryland, Pennsylvania and North Carolina. These properties are primarily used by the health insurance segment for operations and for corporate administration. The Company also owns a 70,800 square foot office facility in Fayetteville, North Carolina that is for sale.

Square footage utilized by segment as of December 31, 2000 was as follows: health insurance, 833,600; government programs, 29,000; investments, 3,900; and other reportable segments, 50,300. The remaining 116,000 square feet utilized by the Company was used for corporate administration.

ITEM 3.  LEGAL PROCEEDINGS

On June 9, 2000, the Company's subsidiary, Trigon Insurance Company, filed a lawsuit against the federal government for the recovery of federal income tax overpayments for the years 1989 through 1995. If successful, the Company expects to recover approximately $35 million in cash refunds plus interest of about $20 million and to receive tax refunds for the years 1996 through 1999 of about $65 million. In addition, if the Company is successful it could receive substantial additional tax credits that could lower federal income tax liability in future years.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Refer to page 28, "Market Prices of Common Stock and Dividend Data," of Trigon Healthcare Inc.'s 2000 Annual Report to Shareholders, which is incorporated herein by reference.

Refer to "Part 1 - Business -- Regulation -- Insurance Holding Company Regulation" and "Part 1 - Business -- Regulation -- Restrictions on Dividends" for discussion of insurance holding company regulations and dividend restrictions. In addition, under the terms of the Company's $300 million revolving credit agreement and Amendment Nos. 1 and 2, the Company may not pay dividends on the Company's common stock unless the aggregate of all dividends paid by the Company plus payments to purchase, redeem or otherwise acquire capital stock of the Company (other than the Commonwealth Payment and purchases of Company capital stock made on or after December 1, 1999 in an aggregate amount not to exceed $150 million) does not exceed the sum of (i) $10 million plus (ii) 50% of the consolidated net income (or minus 100% of consolidated net loss) of the Company for the period from February 5, 1997, the completion date of the Demutualization, through the end of the most recently completed fiscal quarter, plus (iii) an amount (not to exceed $50 million) equal to 50% of the cumulative cash dividends paid out of income of certain subsidiaries of the Company earned prior to January 1, 1997 and received by the Company after the effective date of the revolving credit agreement and before December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

Refer to pages 18 and 19, "Selected Consolidated Financial and Operating Data," of Trigon Healthcare Inc.'s 2000 Annual Report to Shareholders, which are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to pages 20 through 26, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Trigon Healthcare Inc.'s 2000 Annual Report to Shareholders, which are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to page 27, "Quantitative and Qualitative Disclosures About Market Risk," of Trigon Healthcare Inc.'s 2000 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to pages 29 through 53, the Consolidated Financial Statements, page 54, "Independent Auditors' Report," and page 17, "Quarterly Financial Information," of Trigon Healthcare Inc.'s 2000 Annual Report to Shareholders, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to pages 1 through 2, "Election of Directors," and page 5, "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's definitive Proxy Statement dated March 23, 2001, which are incorporated herein by reference solely as they relate to the Directors of the Company.

Pursuant to General Instruction G(3) to Form 10-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K. See "Item 1 - Business -- Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

Refer to pages 6 through 10, "Compensation of Executive Officers," of the Company's definitive Proxy Statement dated March 23, 2001, which are incorporated herein by reference solely as they relate to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to pages 3 and 4, "Beneficial Ownership of Securities," of the Company's definitive Proxy Statement dated March 23, 2001, which are incorporated herein by reference solely as they relate to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

R. Gordon Smith, a director of the Company, is a partner of McGuire, Woods, Battle & Boothe, LLP, a law firm which serves as counsel to the Company and its subsidiaries.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report.
    1. Consolidated Financial Statements from Trigon Healthcare Inc.'s 2000 Annual Report to Shareholders are incorporated herein by reference in
        Item 8:

        -- Consolidated Balance Sheets as of December 31, 2000 and 1999
           (page 29)
        -- Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998 (page 30)
        -- Consolidated Statements of Changes in Shareholders' Equity and
           Comprehensive Income for the years ended December 31, 2000, 1999 and 1998 (page 31)
        -- Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998 (page 32)
        -- Notes to Consolidated Financial Statements (pages 33 through 53) -- Independent Auditors' Report (page 54)

    2.  Financial statement schedules

        Independent Auditors' Report..................................  (filed herein on page S-1)
        Schedule I - Condensed Financial Information of Registrant
         (parent only) as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998.................  (filed herein on pages S-2 - S-7)


    3.   Exhibits.  The following is a list of exhibits to this Form 10-K.

Exhibit
Number      Description
------      -----------
    2        -- Amended and Restated Plan of Demutualization (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1
                (registration number 333-09773)).

    3.1      -- Amended and Restated Articles of Incorporation of Trigon Healthcare,
                Inc. (incorporated by reference to exhibits filed with the Company's
                Registration Statement on Form S-1 (registration number 333-09773)).

    3.2      -- Amended and Restated Bylaws of Trigon Healthcare, Inc. dated April 28,
                1999 (incorporated by reference to exhibits filed with the Company's
                Form 10-Q for the period ended March 31, 1999).

Exhibit
Number      Description
------      -----------
    3.3      -- Articles of Amendment to Amended and Restated Articles of
                Incorporation setting forth the designation, preferences and rights of
                Series A Junior Participating Preferred Stock of Trigon Healthcare, Inc.
                dated July 16, 1997 (Incorporated by reference to exhibits filed with the Company's Form 8-A/A filed on July 16, 1997).

    4        -- Form of Stock Certificate (other Instruments Defining the Rights of
                Security-Holders) (incorporated by reference to exhibits filed with the
                Company's Registration Statement on Form S-1 (registration number 333-
                09773)).

    4.1      -- Rights Agreement dated as of July 16, 1997 between Trigon Healthcare,
                Inc. and First Chicago Trust Company of New York, as Rights Agent
                (incorporated by reference to exhibits filed with the Company's Form 8-
                A/A filed on July 16, 1997).

    4.2      -- Form of Rights Certificate (incorporated by reference to exhibits filed with the Company's Form 8-A/A filed on July 16, 1997).

   10.1      -- License Agreement by and between the Blue Cross and Blue Shield
                Association and the Company (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1996).
                      (a) Blue Cross license
                      (b) Blue Shield license

   10.2      -- Limited Fixed Return Plan for Certain Officers and Directors of
                Trigon Insurance Company  (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773)). *

   10.4       -- Non-Contributory Retirement Program for Certain Employees of Trigon
                Insurance Company  (incorporated by reference to exhibits filed with the
                Company's Registration Statement on Form S-1 (registration number
                333-09773)). *

   10.5      -- Amended and Restated Supplemental Executive Retirement Program for
                Certain Employees of Trigon Insurance Company dated as of October 1,
                1998 (incorporated by reference to exhibits filed with the Company's
                Form 10-K for the year ended December 31, 1998). *

   10.6      -- Salary Deferral Plan for Norwood H. Davis, Jr. (incorporated by reference to exhibits filed with the Company's Registration Statement on
                Form S-1 (registration number 333-09773)). *

   10.7      -- Amended and Restated Employment Agreement dated September 16, 1998 by and between Trigon Insurance Company and Norwood H. Davis, Jr.
                (incorporated by reference to exhibits filed with the Company's
                Form 10-Q for the period ended September 30, 1998). *

   10.9      -- Amended and Restated Employees' Thrift Plan of Trigon Insurance
                Company dated as of October 1, 1998 (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended
                December 31, 1998). *

   10.10     -- Amended and Restated Trigon Insurance Company 401(k) Restoration
                Plan dated as of October 1, 1998 (Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31,
                1998). *

   10.12     -- Form of Employment Agreement dated as of December 12, 1990 by and between Trigon Insurance Company and John C. Berry and certain other executive officers (incorporated by reference to exhibits filed with the
                Company's Registration Statement on Form S-1 (registration number
                333-09773)). *

   10.14     -- Credit Agreement dated as of February 5, 1997 among Trigon
                Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust
                Company of New York, as Agent (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31,
                1996).

   10.15     -- 1997 Stock Incentive Plan (incorporated by reference to exhibits filed with the Company's Proxy Statement dated March 13, 1997). *
   10.16     -- Employee Stock Purchase Plan (incorporated by reference to exhibits filed with the Company's Proxy Statement dated March 13, 1997).*
   10.17     -- Non-Employee Directors Stock Incentive Plan (incorporated by reference to exhibits filed with the Company's Proxy Statement dated
                March 13, 1997). *

   10.18     -- Amendment to the License Agreement by and between the Blue Cross and Blue Shield Association and the Company (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended
                September 30, 1997).

   10.19     -- Amendment to the Non-Contributory Retirement Program for Certain
                Employees of Trigon Insurance Company (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended
                December 31, 1997). *


Exhibit
Number      Description
------      -----------
   10.20     -- Form of Executive Continuity Agreement dated as of September 16,
                1998 between Trigon Insurance Company and Thomas G. Snead, Jr. and
                certain other executive officers (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended
                September 30, 1998). *

   10.21     -- Form of Executive Continuity Agreement dated as of September 16,
                1998 between Trigon Insurance Company and John C. Berry and certain other executive officers (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1998). *

   10.22     -- Amendment to the Non-Contributory Retirement Program for Certain
                Employees of Trigon Insurance Company (now to be known as) The Trigon
                Insurance Company Retirement Program dated as of October 1, 1998
                (incorporated by reference to exhibits filed with the Company's
                Form 10-K for the year ended December 31, 1998) *

   10.23     -- Clarifying Amendment to the Non-Contributory Retirement Program for
                Certain Employees of Trigon Insurance Company (now to be known as) The
                Trigon Insurance Company Retirement Program dated as of October 1, 1998
                (incorporated by reference to exhibits filed with the Company's
                Form 10-K for the year ended December 31, 1998). *

   10.24     -- Thomas G. Snead Employment Agreement dated May 19, 1999
                (incorporated by reference to exhibits filed with the Company's
                Form 10-Q for the period ended June 30, 1999). *

   10.25     -- Amendment No. 1 to Executive Continuity Agreement Between Trigon
                Insurance Company and Thomas G. Snead, Jr. dated May 19, 1999
                (incorporated by reference to exhibits filed with the Company's
                Form 10-Q for the period ended June 30, 1999). *

   10.26     -- Clarifying Amendment No. 2 to the Non-Contributory Retirement
                Program for Certain Employees of Trigon Insurance Company (now to be
                known as) The Trigon Insurance Company Retirement Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999). *

   10.27     -- Clarifying Amendment No. 3 to the Non-Contributory Retirement
                Program for Certain Employees of Trigon Insurance Company (now to be
                known as) The Trigon Insurance Company Retirement Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999).  *

   10.28     -- Clarifying Amendment No. 4 to The Trigon Insurance Company
                Retirement Program (incorporated by reference to exhibits filed with the
                Company's Form 10-K for the year ended December 31, 1999). *

   10.29     -- Amendment No. 1 dated December 14, 1999 to the Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent
                (incorporated by reference to exhibits filed with the Company's
                Form 10-K for the year ended December 31, 1999).

   10.30     -- First amendment to the Trigon Healthcare, Inc. 1997 Stock Incentive
                Plan dated February 15, 2000 (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 2000). *

   10.31     -- Amendment No. 2 dated March 24, 2000 to the Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

   11        -- Computation of per share earnings.  Refer to Note 15, "Net Income and
                Net Income Per Share," on page 48 of Trigon Healthcare Inc.'s 2000
                Annual Report to Shareholders, which is incorporated herein by reference.

   13        -- Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 2000.
   21        -- Subsidiaries of the Registrant.
   23.1      -- Consent of KPMG LLP.

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

Date:  March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                TITLE                                       DATE
   ---------                -----                                       ----


/s/ THOMAS G. SNEAD, JR.    Chairman of the Board and
------------------------    Chief Executive Officer
THOMAS G. SNEAD, JR.        (Principal Executive Officer)               March 20, 2001




/s/ THOMAS R. BYRD          Senior Vice President and Chief
------------------          Financial Officer  (Principal Financial
THOMAS R. BYRD              and Accounting Officer)                     March 21, 2001




/s/ A. HUGH EWING, III      Director                                    March 22, 2001
----------------------
A. HUGH EWING, III



/s/ ROBERT M. FREEMAN       Director                                    March 20, 2001
---------------------
ROBERT M. FREEMAN



/s/ WILLIAM R. HARVEY       Director                                    March 22, 2001
---------------------
WILLIAM R. HARVEY, Ph.D.



SIGNATURE                   TITLE                                      DATE
---------                   -----                                      ----


/s/ GARY A. JOBSON          Director                                    March 21, 2001
-------------------
GARY A. JOBSON



/s/ JOSEPH S. MALLORY       Director                                    March 26, 2001
----------------------
JOSEPH S. MALLORY



/s/ DONALD B. NOLAN         Director                                    March 21, 2001
--------------------
DONALD B. NOLAN, M.D.



/s/ WILLIAM N. POWELL       Director                                    March 23, 2001
----------------------
WILLIAM N. POWELL



/s/ JOHN SHERMAN, JR.       Director                                    March 20, 2001
---------------------
JOHN SHERMAN, JR.



/s/ R. GORDON SMITH         Director                                    March 26, 2001
-------------------
R. GORDON SMITH, ESQ.



/s/ HUBERT R. STALLARD      Director                                    March 20, 2001
----------------------
HUBERT R. STALLARD



/s/ JACKIE M. WARD          Director                                    March 22, 2001
------------------
JACKIE M. WARD

                         Independent Auditors' Report
The Board of Directors
Trigon Healthcare, Inc.:


Under date of February 9, 2001, we reported on the consolidated balance sheets of Trigon Healthcare, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Richmond, Virginia
February 9, 2001

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 2000 and 1999
                                 (in thousands)

                                                                              2000                 1999
                                                                        ---------------      ---------------
ASSETS

Current assets
    Cash                                                                $             -                    -
    Investment securities, at estimated fair value                              389,776              319,705
    Other receivables                                                            16,701                5,084
    Income taxes receivable                                                      14,994                    -
    Other                                                                             3                   43
                                                                        ---------------      ---------------
Total current assets                                                            421,474              324,832
                                                                        ---------------      ---------------

Investment in subsidiaries *                                                    884,321              871,121
Deferred income taxes                                                               688                  947
Other assets                                                                        223                  428
                                                                        ---------------      ---------------
Total assets                                                            $     1,306,706            1,197,328
                                                                        ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                               $         2,326                3,667
    Deferred income taxes                                                             -                3,615
    Income taxes payable                                                              -                5,099
    Payable for investment securities                                            13,826                2,990
    Payable to affiliates *                                                         244                    -
                                                                        ---------------      ---------------
Total current liabilities                                                        16,396               15,371
                                                                        ---------------      ---------------
Long-term debt                                                                  275,448              245,000
                                                                        ---------------      ---------------
Total liabilities                                                               291,844              260,371
                                                                        ---------------      ---------------

SHAREHOLDERS' EQUITY

    Common stock, $0.01 par; shares issued and outstanding:
        37,539, 2000; 38,200, 1999                                                  375                  382
    Capital in excess of par                                                    802,584              816,517
    Retained earnings                                                           205,045              112,896
    Unearned compensation - restricted stock                                     (2,234)              (1,926)
    Accumulated other comprehensive income                                        9,092                9,088
                                                                        ---------------      ---------------
 Total shareholders' equity                                                   1,014,862              936,957

Commitments and contingencies
                                                                        ---------------      ---------------
Total liabilities and shareholders' equity                              $     1,306,706            1,197,328
                                                                        ===============      ===============

*Amounts are eliminated in consolidation.

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                            Statements of Operations
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                2000                 1999                 1998
                                                                ----------------      ---------------      ---------------
REVENUES

    Investment income                                           $         32,087               19,157               12,590
    Net realized gains (losses)                                           (4,431)              (8,051)                 614
    Cash dividends from subsidiaries *                                   125,000               48,900              200,000
                                                                ----------------      ---------------      ---------------

Total revenues                                                           152,656               60,006              213,204

EXPENSES
    Selling, general and administrative expenses                           4,418                2,095                2,359
    Interest expense                                                      17,249                8,359                5,291
                                                                ----------------      ---------------      ---------------

Total expenses                                                            21,667               10,454                7,650
                                                                ----------------      ---------------      ---------------

Income before income taxes and equity in undistributed
 earnings of subsidiaries                                                130,989               49,552              205,554


Income tax expenses                                                          554                  106                  941
                                                                ----------------      ---------------      ---------------

Income before equity in undistributed earnings of
 subsidiaries                                                            130,435               49,446              204,613


Equity in undistributed earnings of subsidiaries *                       (18,426)             (28,983)             (81,041)
                                                                ----------------      ---------------      ---------------

Net income                                                      $        112,009               20,463              123,572
                                                                ================      ===============      ===============

*Amounts are eliminated in consolidation.

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

     Statements of Changes in Shareholders' Equity and Comprehensive Income
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                                   Accumulated
                                                       Capital                                        Other
                                           Common     in Excess     Retained       Unearned       Comprehensive
                                            Stock       of Par      Earnings     Compensation         Income          Total
                                         -----------  ------------  -----------  ---------------  ----------------  ---------

Balance at January 1, 1998               $    423       842,035       78,982                -            37,297       958,737

Net income                                      -             -      123,572                -                 -       123,572
Minimum pension liability adjustment,
 net of income taxes                            -             -            -                -            (1,149)       (1,149)

Net unrealized losses on investment
 securities, net of income taxes                -             -            -                -            (7,088)       (7,088)

                                                                                                                    ---------
Comprehensive income                                                                                                  115,335

Adjustment to cash payments to
 eligible policyholders in lieu of
 shares of common stock in the
 Demutualization                                -          (690)           -                -                 -          (690)



Purchase and reissuance of common
 stock under stock option and other
 employee benefit plans, including
 tax benefits                                   -        (1,307)           -                -                 -        (1,307)



Change in common stock held by
 consolidated grantor trusts                    -          (851)           -                -                 -          (851)
                                         -----------  ------------  -----------  ---------------  ----------------  ---------

Balance at December 31, 1998             $    423       839,187      202,554                -            29,060     1,071,224

Net income                                      -             -       20,463                -                 -        20,463
Change in minimum pension liability,
 net of income taxes                            -             -            -                -               834           834

Net unrealized losses on investment
 securities, net of income taxes                -             -            -                -           (20,806)      (20,806)

                                                                                                                    ---------
Comprehensive income                                                                                                      491

Repurchase and retirement of common
 stock                                        (41)      (20,500)    (110,121)               -                 -      (130,662)

Purchase and reissuance of common
 stock under stock option and other
 employee benefit plans, including
 tax benefits and net of amortization           -          (767)           -           (1,926)                -        (2,693)



Change in common stock held by
 consolidated grantor trusts                    -        (1,403)           -                -                 -        (1,403)
                                         -----------  ------------  -----------  ---------------  ----------------  ---------


Balance at December 31, 1999             $    382       816,517      112,896           (1,926)            9,088       936,957
                                         ===========  ============  ===========  ===============  ================  =========


                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

    Statements of Changes in Shareholders' Equity and Comprehensive Income,
                                   Continued
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                                   Accumulated
                                                       Capital                                        Other
                                           Common     in Excess     Retained       Unearned       Comprehensive
                                            Stock       of Par      Earnings     Compensation         Income          Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999             $    382       816,517      112,896           (1,926)            9,088       936,957

Net income                                      -             -      112,009                -                 -       112,009
Change in minimum pension liability,
 net of income taxes                            -             -            -                -               293           293

Net unrealized losses on investment
 securities, net of income taxes                -             -            -                -              (289)         (289)

                                                                                                                    ---------
Comprehensive income                                                                                                  112,013

Repurchase and retirement of common
 stock                                         (7)       (3,305)     (19,860)               -                 -       (23,172)

Purchase and reissuance of common
 stock under stock option and other
 employee benefit plans, including
 tax benefits and net of amortization           -       (14,002)           -             (308)                -       (14,310)



Change in common stock held by
 consolidated grantor trusts                    -         3,374            -                -                 -         3,374

                                         --------      --------      -------          --------           ------    ----------

Balance at December 31, 2000             $    375       802,584      205,045           (2,234)            9,092     1,014,862
                                         ========      ========      =======          ========           ======     =========

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                            Statements of Cash Flows
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                     2000                 1999                 1998
                                                               ---------------      ---------------      ---------------

Net income                                                     $       112,009               20,463              123,572
Adjustments to reconcile net income to net cash provided by
 operating activities
     Accretion of discounts and amortization of premiums,
      net                                                               (3,526)              (1,930)                (845)
     Amortization of unearned compensation                               2,681                1,031                    -
     Undistributed earnings of subsidiaries *                           18,426               28,983               81,041
     Increase in other receivables                                        (517)              (1,205)              (1,254)
     Increase in income taxes receivable                               (14,994)                   -                    -
     (Increase) decrease in other assets                                   245                 (316)                  11
     Increase (decrease) in accounts payable and accrued
      expenses                                                          (1,432)               2,353                  734

     Increase  (decrease) in income taxes payable                       (5,099)               3,398                1,701
     Change in deferred income taxes                                     1,616                  294               (1,293)
     Increase (decrease) in payable to affiliates *                        244                  (79)                 (10)
     Realized investment (gains) losses, net                             4,431                8,051                 (614)
                                                               ---------------      ---------------      ---------------
  Net cash provided by operating activities                            114,084               61,043              203,043
                                                               ---------------      ---------------      ---------------

Cash flows from investing activities
     Investment securities purchased                                (1,025,962)            (972,506)            (492,562)
     Proceeds from investment securities sold                          782,616              693,938              227,515
     Maturities of fixed income securities                             158,341              223,340               89,481
     Investments in subsidiaries *                                     (18,500)             (31,000)             (25,000)
                                                               ---------------      ---------------      ---------------
 Net cash used in investing activities                                (103,505)             (86,228)            (200,566)
                                                               ---------------      ---------------      ---------------

Cash flows from financing activities
     Proceeds from long-term debt                                            -              160,000                    -
     Payments on long-term debt                                       (245,000)                   -                    -
     Change in commercial paper notes                                  275,448                    -                    -
     Payments to members in lieu of common stock pursuant
      to Plan of Demutualization                                             -                    -                 (690)

     Purchase and reissuance of common stock under employee
      benefit and stock option plans                                   (17,666)              (3,694)              (1,307)

     Common stock purchased by grantor trusts                             (280)                (489)                (469)
     Purchase and retirement of common stock                           (23,172)            (130,662)                   -
     Change in outstanding checks in excess of bank balance                 91                   18                    -
                                                               ---------------      ---------------      ---------------
 Net cash provided by (used in) financing activities                   (10,579)              25,173               (2,466)
                                                               ---------------      ---------------      ---------------

Increase (decrease) in cash                                                  -                  (12)                  11
Cash - beginning of year                                                     -                   12                    1
                                                               ---------------      ---------------      ---------------
Cash - end of year                                             $             -                    -                   12
                                                               ===============      ===============      ===============

Cash paid during the year for
     Interest                                                  $        16,150                7,545                5,006
                                                               ===============      ===============      ===============
     Income taxes                                                        2,159                    -                  525
                                                               ===============      ===============      ===============

*Amounts are eliminated in consolidation.

See accompanying independent auditors' report and notes to condensed financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
     CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY), CONTINUED

      Notes to Condensed Financial Information of Registrant (Parent Only)

The condensed financial information provided should be read in conjunction with the Consolidated Financial Statements of Trigon Healthcare, Inc. ("Registrant") incorporated by reference in Part II, Section 8 of this Form 10-K and the following notes:

(a)  Basis of Presentation

     The accompanying condensed financial information reflects the financial position as of December 31, 2000 and 1999 and the results of operations, changes in shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2000, 1999 and 1998.

(b)  Investment in Subsidiaries

     The Registrant made a capital contribution to its subsidiary, Monticello Service Agency, Inc. of $18.5 million and $31.0 million during 2000 and 1999, respectively.

(c)  Long-Term Debt

     The information about long-term debt contained in note 12 of the notes to the consolidated financial statements of the Registrant is incorporated herein by reference.

(d)  Capital Stock

     The information about capital stock contained in note 14 of the notes to the consolidated financial statements of the Registrant is incorporated herein by reference.

(e)  Cash and Stock Dividends

     During 2000, 1999, and 1998, a subsidiary of the Registrant, Trigon Insurance Company, paid dividends to the Registrant of $125.0 million, $48.9 million, and $227.5 million, respectively. The 2000 and 1999 dividends were cash dividends. The 1998 dividend included $200.0 million of cash and $27.5 million of stock of a wholly-owned subsidiary.

     On January 17, 2001, the Bureau of Insurance approved Trigon Insurance Company's request to effect an extraordinary dividend of $125.0 million to the Registrant on March 1, 2001. As a result of this dividend, any additional dividend distributions by Trigon Insurance Company during 2001 will require the approval of the Bureau of Insurance.

(f)  Comprehensive Income

     The information about comprehensive income contained in note 16 of the notes to the consolidated financial statements of the Registrant is incorporated herein by reference.

EXHIBIT INDEX


Exhibit
Number                         Description
------                         -----------
 10.31   -- Amendment No. 2 dated March 24, 2000 to the Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

 13      -- Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 2000.

 21      -- Subsidiaries of the Registrant.

 23.1    -- Consent of KPMG LLP.
