Form 10-K/A
period 2000-12-31
TRIGON HEALTHCARE INC
filed 2001-04-27
CIK 1017747

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 25, 2001 was approximately $2,075,409,000 (based on the last reported sales price of $56.80 per share on April 25, 2001, on the New York Stock Exchange).

As of April 25, 2001, 36,538,894 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of Trigon Healthcare Inc.'s Annual Report to Shareholders for the year ended December 31, 2000 into Parts II and IV of this Form 10-K.
Certain portions of Trigon Healthcare Inc.'s definitive Proxy Statement dated March 23, 2001 for the Annual Meeting of Shareholders into Part III of this Form 10-K.

The exhibits to this Form 10-K/A No. 1 are amended to include the 2000 annual reports for the Trigon Healthcare, Inc. Employee Stock Purchase Plan and the Trigon Insurance Company 401(k) Restoration Plan and Consents of Independent Auditors. There are no other differences.

PART I

Item 1.  Business
Omitted.

Item 2.  Properties
Omitted.

Item 3.  Legal Proceedings
Omitted.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters Omitted.

Item 6.  Selected Financial Data
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Omitted.

Item 8.  Financial Statements and Supplementary Data
Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant
Omitted.

Item 11. Executive Compensation
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management
Omitted.

Item 13. Certain Relationships and Related Transactions
Omitted.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)  The following documents are filed as part of this report.
     1. Consolidated Financial Statements from Trigon Healthcare Inc.'s 2000 Annual Report to Shareholders are incorporated herein by reference in
        Item 8:
        Omitted.

     2. Financial statement schedules
        Omitted.

     3. Exhibits. The following is a list of exhibits to this Form 10-K.

Exhibit
Number                  Description
------                  -----------

     2 -- Amended and Restated Plan of Demutualization (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773)).
   3.1  -- Amended and Restated Articles of Incorporation of Trigon
            Healthcare, Inc. (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773)).
   3.2  -- Amended and Restated Bylaws of Trigon Healthcare, Inc. dated
            April 28, 1999 (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 1999).
   3.3 -- Articles of Amendment to Amended and Restated Articles of Incorporation setting forth the designation, preferences and rights of Series A Junior Participating Preferred Stock of Trigon Healthcare, Inc. dated July 16, 1997 (Incorporated by reference to exhibits filed with the Company's Form 8-A/A filed on July 16,
            1997).
     4  -- Form of Stock Certificate (other Instruments Defining the Rights of
            Security-Holders) (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773)).
   4.1 -- Rights Agreement dated as of July 16, 1997 between Trigon Healthcare, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to exhibits filed with the Company's Form 8-A/A filed on July 16, 1997).
   4.2 -- Form of Rights Certificate (incorporated by reference to exhibits filed with the Company's Form 8-A/A filed on July 16, 1997).
  10.1 -- License Agreement by and between the Blue Cross and Blue Shield Association and the Company (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31,
            1996).
               (a) Blue Cross license
               (b) Blue Shield license
  10.2 -- Limited Fixed Return Plan for Certain Officers and Directors of Trigon Insurance Company (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773)). *
  10.4 -- Non-Contributory Retirement Program for Certain Employees of Trigon Insurance Company (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773)). *
  10.5 -- Amended and Restated Supplemental Executive Retirement Program for Certain Employees of Trigon Insurance Company dated as of October 1, 1998 (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998). *
  10.6 -- Salary Deferral Plan for Norwood H. Davis, Jr. (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773)).*
  10.7 -- Amended and Restated Employment Agreement dated September 16, 1998 by and between Trigon Insurance Company and Norwood H. Davis, Jr. (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1998). *

  10.9  -- Amended and Restated Employees' Thrift Plan of Trigon
            Insurance Company dated as of October 1, 1998 (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998). *
 10.10  -- Amended and Restated Trigon Insurance Company 401(k)
            Restoration Plan dated as of October 1, 1998 (Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998). *
 10.12  -- Form of Employment Agreement dated as of December 12, 1990 by and between Trigon Insurance Company and John C. Berry and certain other executive officers (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773)). *
 10.14  -- Credit Agreement dated as of February 5, 1997 among Trigon
            Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31,
            1996).
 10.15  -- 1997 Stock Incentive Plan (incorporated by reference to exhibits filed with the Company's Proxy Statement dated March 13, 1997). *
 10.16  -- Employee Stock Purchase Plan (incorporated by reference to exhibits filed with the Company's Proxy Statement dated March 13, 1997). *
 10.17  -- Non-Employee Directors Stock Incentive Plan (incorporated by reference to exhibits filed with the Company's Proxy Statement dated March 13, 1997). *
 10.18  -- Amendment to the License Agreement by and between the Blue Cross and
            Blue Shield Association and the Company (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1997).
 10.19  -- Amendment to the Non-Contributory Retirement Program for Certain
            Employees of Trigon Insurance Company (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1997). *
 10.20  -- Form of Executive Continuity Agreement dated as of September 16, 1998 between Trigon Insurance Company and Thomas G. Snead, Jr. and certain other executive officers (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1998). *
 10.21  -- Form of Executive Continuity Agreement dated as of September 16, 1998 between Trigon Insurance Company and John C. Berry and certain other executive officers (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1998). *
 10.22  -- Amendment to the Non-Contributory Retirement Program for Certain
            Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998 (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998) *
 10.23  -- Clarifying Amendment to the Non-Contributory Retirement Program for
            Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998 (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998). *
 10.24  -- Thomas G. Snead Employment Agreement dated May 19, 1999 (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended June 30, 1999). *
 10.25  -- Amendment No. 1 to Executive Continuity Agreement Between Trigon
            Insurance Company and Thomas G. Snead, Jr. dated May 19, 1999 (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended June 30, 1999). *
 10.26  -- Clarifying Amendment No. 2 to the Non-Contributory Retirement Program
            for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999). *
 10.27  -- Clarifying Amendment No. 3 to the Non-Contributory Retirement Program
            for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999). *

 10.28  -- Clarifying Amendment No. 4 to The Trigon Insurance Company Retirement
            Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999). *
 10.29  -- Amendment No. 1 dated December 14, 1999 to the Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999).
 10.30  -- First amendment to the Trigon Healthcare, Inc. 1997 Stock Incentive
            Plan dated February 15, 2000 (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31,
            2000). *
 10.31  -- Amendment No. 2 dated March 24, 2000 to the Credit Agreement dated as of February 5, 1997 among Trigon Healthcare, Inc., the banks party thereto and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 2000).
    11  -- Computation of per share earnings. Refer to Note 15, "Net Income and
            Net Income Per Share," on page 48 of Trigon Healthcare Inc.'s 2000 Annual Report to Shareholders, which is incorporated herein by reference.
    13 -- Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 2000 (incorporated by reference to exhibits filed with the Company's 10-K for the year ended December 31, 2000).
    21  -- Subsidiaries of the Registrant (incorporated by reference to exhibits filed with the Company's 10-K for the year ended December 31, 2000).
  23.1 -- Consent of KPMG LLP (incorporated by reference to exhibits filed with the Company's 10-K for the year ended December 31, 2000).
  23.2  -- Consent of Independent Auditors.
  23.3  -- Consent of Independent Auditors.
  99.1 -- Trigon Healthcare, Inc. Employee Stock Purchase Plan Audited Financial Statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000, 1999 and 1998.
  99.2 -- Trigon Insurance Company 401(k) Restoration Plan Audited Financial Statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000, 1999 and 1998.

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

Date: April 25, 2001

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

        SIGNATURE                                              TITLE                                                    DATE
        ---------                                              -----                                                    ----

/s/ THOMAS G. SNEAD, JR.                              Chairman of the Board and
-----------------------------------
THOMAS G. SNEAD, JR.                                  Chief Executive Officer
                                                      (Principal Executive Officer)                               April 25, 2001



/s/ THOMAS R. BYRD                                    Senior Vice President and Chief
-----------------------------------
THOMAS R. BYRD                                         Financial Officer  (Principal Financial
                                                       and Accounting Officer)                                    April 25, 2001


/s/ A. HUGH EWING, III                                Director                                                    April 25, 2001
-----------------------------------
A. HUGH EWING, III



/s/ LENOX D. BAKER, JR.                               Director                                                    April 25, 2001
-----------------------------------
LENOX D. BAKER, JR., M.D.



/s/ ROBERT M. FREEMAN                                 Director                                                    April 25, 2001
-----------------------------------
ROBERT M. FREEMAN



/s/ GARY A. JOBSON                                    Director                                                    April 25, 2001
-----------------------------------
GARY A. JOBSON

SIGNATURE                                             TITLE                                DATE
---------                                             -----                                ----


/s/ JOSEPH S. MALLORY                                 Director                             April 25, 2001
--------------------------------------
JOSEPH S. MALLORY



/s/ DONALD B. NOLAN                                   Director                             April 25, 2001
--------------------------------------
DONALD B. NOLAN, M.D.



/s/ WILLIAM N. POWELL                                 Director                             April 25, 2001
--------------------------------------
WILLIAM N. POWELL



/s/ JOHN SHERMAN, JR.                                 Director                             April 25, 2001
--------------------------------------
JOHN SHERMAN, JR.



/s/ R. GORDON SMITH                                   Director                             April 25, 2001
--------------------------------------
R. GORDON SMITH, ESQ.



/s/ HUBERT R. STALLARD                                Director                             April 25, 2001
--------------------------------------
HUBERT R. STALLARD

EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

 23.2 -- Consent of Independent Auditors.
 23.3 -- Consent of Independent Auditors.
 99.1 -- Trigon Healthcare, Inc. Employee Stock Purchase Plan Audited Financial Statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000, 1999 and 1998.

 99.2 -- Trigon Insurance Company 401(k) Restoration Plan Audited Financial Statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000, 1999 and 1998.