Form 10-Q
period 2001-03-31
TRIGON HEALTHCARE INC
filed 2001-05-14
CIK 1017747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the quarterly period ended March 31, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of each class                 Outstanding at May 10, 2001
      -------------------                 ---------------------------
  Class A Common Stock, $0.01 par value         36,396,694 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
FIRST QUARTER 2001 FORM 10-Q
TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements


     Consolidated Balance Sheets as of March 31,
      2001 and December 31, 2000                                                         1

     Consolidated Statements of Operations for the
      Three Months Ended March 31, 2001 and 2000                                         2

     Consolidated Statements of Changes in
      Shareholders' Equity and Comprehensive
      Income for the Three Months Ended March 31, 2001 and 2000                          3

     Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 2001 and 2000                                         4

     Notes to Consolidated Financial Statements                                     5 - 11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     11 - 16

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   16

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                       16 - 17

  Item 6.  Exhibits and Reports on Form 8-K                                        17 - 18

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          (Unaudited)
                                                                                           March 31,              December 31,
                                                                                             2001                     2000
                                                                                       ----------------   -----------------------
                                        Assets
 Current assets
     Cash                                                                               $       12,524                     6,345
     Investment securities, at estimated fair value                                          1,790,561                 1,775,307
     Premiums and other receivables                                                            552,878                   499,921
     Deferred income taxes                                                                       6,286                     3,525
     Other                                                                                      12,040                    14,676
                                                                                       ----------------   -----------------------
             Total current assets                                                            2,374,289                 2,299,774

 Property and equipment, net                                                                    75,397                    69,757
 Deferred income taxes                                                                          48,748                    48,207
 Goodwill and other intangibles, net                                                            14,895                    15,303
 Restricted investments, at estimated fair value                                                 7,395                     7,331
 Other assets                                                                                    8,200                     8,120
                                                                                       ----------------   -----------------------
             Total assets                                                               $    2,528,924                 2,448,492
                                                                                       ================   =======================

                         Liabilities and Shareholders' Equity
 Current liabilities
     Medical and other benefits payable                                                 $      580,691                   563,398
     Unearned premiums                                                                         145,365                   130,502
     Accounts payable and accrued expenses                                                      83,398                    85,993
     Other liabilities                                                                         299,517                   246,069
                                                                                       ----------------   -----------------------
        Total current liabilities                                                            1,108,971                 1,025,962

 Obligations for employee benefits, noncurrent                                                  55,175                    47,136
 Medical and other benefits payable, noncurrent                                                 69,440                    72,108
 Long-term debt                                                                                285,424                   275,448
 Minority interest in subsidiary                                                                12,962                    12,976
                                                                                       ----------------   -----------------------
             Total liabilities                                                               1,531,972                 1,433,630
                                                                                       ----------------   -----------------------

 Shareholders' equity
     Common stock                                                                                  367                       375
     Capital in excess of par                                                                  796,630                   802,584
     Retained earnings                                                                         199,698                   205,045
     Unearned compensation-restricted stock                                                     (3,230)                   (2,234)
     Accumulated other comprehensive income  (note 6)                                            3,487                     9,092
                                                                                       ----------------   -----------------------
              Total shareholders' equity                                                       996,952                 1,014,862

 Commitments and contingencies (note 7)
                                                                                       ----------------   -----------------------
              Total liabilities and shareholders' equity                                $    2,528,924                 2,448,492
                                                                                       ================   =======================

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               For the three months ended March 31, 2001 and 2000
                     (in thousands, except per share data)

                                                                   Three Months Ended March 31
                                                                ---------------------------------
                                                                   2001                    2000
                                                                ----------              ---------
Revenues
    Premium and fee revenues
       Commercial                                              $  513,890                  442,286
       Federal Employee Program                                   133,741                  111,250
       Amounts attributable to self-funded arrangements           386,289                  334,087
       Less:  amounts attributable to claims under
              self-funded arrangements                           (333,471)                (293,956)
                                                               ----------               ----------
                                                                  700,449                  593,667

    Investment income                                              27,744                   27,983
    Net realized gains (losses)                                    (6,275)                   1,889
    Other revenues                                                  6,245                    5,623
                                                               ----------               ----------
         Total revenues                                           728,163                  629,162

Expenses
    Medical and other benefit costs
       Commercial                                                 418,042                  365,079
       Federal Employee Program                                   128,748                  106,877
                                                               ----------               ----------
                                                                  546,790                  471,956

    Selling, general and administrative expenses                  128,423                  110,509
    Interest expense                                                4,180                    3,972
                                                               ----------               ----------
         Total expenses                                           679,393                  586,437
                                                               ----------               ----------

Income before income taxes and minority interest                   48,770                   42,725

    Income tax expense                                             16,384                   13,998
                                                               ----------               ----------
Income before minority interest                                    32,386                   28,727

    Minority interest                                                  14                     (509)
                                                               ----------               ----------
Net income                                                     $   32,400                   28,218
                                                               ==========               ==========

Earnings per share (note 5)
    Basic net income                                           $     0.87                     0.74
                                                               ==========               ==========
    Diluted net income                                         $     0.84                     0.73
                                                               ==========               ==========
Weighted average number of common shares outstanding
    Basic                                                          37,286                   37,939
                                                               ==========               ==========
    Diluted                                                        38,419                   38,520
                                                               ==========               ==========

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME  (UNAUDITED)
               For the three months ended March 31, 2001 and 2000
                                 (in thousands)

                                                                                           2001             2000
                                                                                      -------------    ------------
Balance as of  January 1                                                              $  1,014,862         936,957

Net income                                                                                  32,400          28,218
Net unrealized losses on investment
   securities, net of income taxes                                                          (5,605)         (4,843)
                                                                                       ------------    ------------
    Comprehensive income                                                                    26,795          23,375
                                                                                       ------------    ------------

Purchase and reissuance of common stock under stock options and other employee benefits plans, including tax benefits and
    net of amortization                                                                     (2,408)         (2,067)
Change in common stock held by consolidated grantor trusts                                    (542)           (402)
Purchase and retirement of common stock                                                    (41,755)        (16,398)
                                                                                       ------------    ------------
                                                                                     $     996,952         941,465
                                                                                       ============    ============

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the three months ended March 31, 2001 and 2000
                                 (in thousands)

                                                                                     Three Months Ended March 31,
                                                                                 -----------------------------------
                                                                                       2001                 2000
                                                                                 -----------------    --------------
Net income                                                                          $    32,400             28,218
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                                         5,221              3,615
    Amortization of unearned compensation                                                   429              1,269
    Accretion of discounts and amortization of premiums, net                             (2,581)            (3,940)
    Change in allowance for doubtful accounts receivable                                   (977)                80
    Increase in premiums and other receivables                                          (17,401)            (2,823)
    Decrease (increase) in other assets                                                   2,402             (2,196)
    Increase in medical and other benefits payable                                       14,625             16,280
    Increase in unearned premiums                                                        14,863             12,659
    Decrease in accounts payable and accrued expenses                                    (2,595)           (16,761)
    Increase (decrease) in other liabilities                                              7,579            (10,301)
    Change in deferred income taxes                                                        (327)             6,139
    Increase (decrease) in minority interest                                                (14)             1,032
    Increase (decrease) in obligations for employee benefits                              8,039             (5,704)
    Loss on disposal of property and equipment and other assets                              37                 18
    Realized investment (gains) losses, net                                               6,275             (1,889)
                                                                                   -------------      -------------
            Net cash provided by operating activities                                    67,975             25,696
                                                                                   -------------      -------------

Cash flows from investing activities
  Proceeds from sale of property and equipment and other assets                             220                  5
  Capital expenditures                                                                  (11,070)            (5,969)
  Investment securities purchased                                                    (1,828,639)        (1,207,221)
  Proceeds from investment securities sold                                            1,537,539          1,049,342
  Maturities of fixed income securities                                                 245,193            151,994
                                                                                   -------------      -------------
            Net cash used in investing activities                                       (56,757)           (11,849)
                                                                                   -------------      -------------

Cash flows from financing activities
  Payments on long-term debt                                                                  -           (245,000)
  Change in commercial paper notes                                                         9,976           245,225
  Purchase and reissuance of common stock under employee
       benefit plans, including tax benefits                                             (2,794)            (3,416)
  Change in common stock purchased by consolidated grantor trusts                          (542)              (402)
  Purchase and retirement of common stock                                               (29,820)           (16,398)
  Change in outstanding checks in excess of bank balance                                 18,141              9,857
                                                                                   -------------      -------------
            Net cash used in financing activities                                        (5,039)           (10,134)
                                                                                   -------------      -------------

Net increase in cash
                                                                                          6,179              3,713

Cash - beginning of period
                                                                                          6,345              2,530
                                                                                   -------------      -------------
Cash - end of period                                                                $    12,524              6,243
                                                                                   =============      =============

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1. BASIS OF PRESENTATION

   The accompanying consolidated financial statements prepared by Trigon Healthcare, Inc. and its subsidiaries (collectively, Trigon or the Company) are unaudited, except for the balance sheet information as of December 31, 2000, which is derived from the Company's audited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the full year.

   Certain prior period amounts have been reclassified to conform to the current period presentation.

2. COMMERCIAL PAPER

   In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. The Company issued an additional $10 million in commercial paper during the first quarter of 2001. As of March 31, 2001, outstanding notes under the commercial paper program totaled approximately $285.4 million with an average maturity of 16 days. As of March 31, 2000, outstanding notes totaled approximately $245.2 million with an average maturity of 18 days. The weighted-average discount yield on the outstanding commercial paper notes was 5.34% and 6.17% as of March 31, 2001 and March 31, 2000, respectively. The commercial paper is backed by the revolving credit agreement. The commercial paper notes have been classified as long-term debt in the accompanying consolidated statements of financial condition based on the Company's ability and intent to maintain borrowings of at least this amount for more than one year.

   The Company issued an additional $14 million in commercial paper during April 2001, bringing the total outstanding to approximately $300 million.

3. INCOME TAXES

   The effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2001 and 2000 was 33.6 % and 32.8%, respectively. The effective tax rates for 2001 and 2000 differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds that reduce the effective tax rate by the effect of the tax-exempt investment income earned.

   In conjunction with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia (Commonwealth Payment) which was expensed and paid in prior years. The Company claimed the $175 million Commonwealth Payment as a deduction. The Internal Revenue Service denied this deduction during the course of its audit of the Company. The Company continued to pursue the deduction and in April 2001 received a Technical Advice Memorandum from the National Office of the IRS that supports the Company's position that the payment constitutes a normal business expense, and therefore should be deductible. The Company will recognize the financial impact of the refund after final approval by the IRS after review by the Congressional Joint Committee on Taxation is received. Final approval is estimated to take six to twelve months.

   In addition, the Company has filed a lawsuit claiming deductions for losses incurred on the termination of certain customer and provider contracts. See note 7. Favorable resolution of these claims is subject to various uncertainties, including whether the deductions will be allowed at all and, in the case of the claim for losses on the termination of customer and provider contracts, the amount of the deductions, if any, that will be allowed. While the Company believes that its claims have merit, it cannot predict the ultimate outcome of the claims. The Company has not recognized the impact of these claims, if any, in the consolidated financial statements.

4.  CAPITAL STOCK

   The Company continued its second stock repurchase program during the first quarter of 2001. The Company purchased and retired 800,130 shares of its common stock at a cost of approximately $41.8 million. Of these amounts, 234,000 shares at a cost of $11.9 million were pending settlement as of March 31, 2001. The excess of the cost of the acquired shares over par value is charged on a pro rata basis to capital in excess of par and retained earnings.

   In February 2001, the Board of Directors granted 24,052 shares of the Company's common stock as restricted stock awards in accordance with the provisions of the 1997 Stock Incentive Plan (Incentive Plan). The shares vest on a pro rata basis over three years. The recipients of the restricted stock awards generally may not dispose or otherwise transfer the restricted stock until vested. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period. A total of 86,923 restricted shares were outstanding as of March 31, 2001. Amortization for the three months ended March 31, 2001 and 2000 was $0.4 million and $1.3 million, respectively.

5. NET INCOME AND NET INCOME PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 (in thousands, except per share data):

                                                                             2001              2000
-------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share - net income          $   32,400           28,218
=======================================================================================================
Denominator
Denominator for basic earnings per share - weighted average shares           37,286           37,939
Effect of dilutive securities
 Employee and director stock options and
 nonvested restricted stock awards                                            1,133              581
-------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share                                   38,419           38,520
-------------------------------------------------------------------------------------------------------
Basic net income per share                                               $     0.87             0.74
=======================================================================================================
Diluted net income per share                                             $     0.84             0.73
=======================================================================================================

   Shares of nonvested restricted stock are not considered outstanding in computing the weighted-average number of common shares for basic earnings per share.

6. COMPREHENSIVE INCOME

   The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                                                      2001                   2000
----------------------------------------------------------------------------------------------------------------------
Net unrealized losses on investment securities, net of income taxes
 Net unrealized holding losses
  arising during the period, net of income tax
  benefit of $6,452 and $1,947                                                  $    (11,982)                (3,614)

Less:
reclassification adjustment for net gains (losses) included in net income,
net of income tax expense (benefit) of $(3,433) and $660                              (6,377)                 1,229
----------------------------------------------------------------------------------------------------------------------
Net unrealized losses on investment securities, net of income taxes             $     (5,605)                (4,843)
======================================================================================================================

  The components of accumulated other comprehensive income as of March 31, 2001 and December 31, 2000 were as follows (in thousands):

                                                                        March 31,  2001        December 31, 2000
------------------------------------------------------------------------------------------------------------
Net unrealized gains on investment securities, net of income tax
 expense of $1,889 and $4,907                                               $ 3,509                   9,114
Minimum pension liability, net of income taxes of $12                           (22)                    (22)
-----------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                      $ 3,487                   9,092
===========================================================================================================

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

   If the Company wins this lawsuit and has previously collected a cash refund for the Demutualization payment deduction discussed in note 3, the tax recoveries for the years 1996 through 1999 would most likely be realized in the form of income tax credit carryovers rather than cash.

   The Company and certain of its subsidiaries are involved in various other legal actions occurring in the normal course of their business. While the ultimate outcome of such litigation cannot be predicted with certainty, in the opinion of Company management, after consultation with counsel responsible for such litigation, the outcome of those actions is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

8. MID-SOUTH EXIT OF HEALTH INSURANCE MARKET AND SALE OF TRIGON ADMINISTRATORS

   During the first quarter of 2001, the Company charged $0.1 million against the claim reserves for future losses related to the third quarter 1999 Mid-South exit accrual. No other adjustments were made to the exit accruals in the first quarter of 2001.

   In March 2001, the Company sold Trigon Administrators, Inc. and its Property and Casualty Division, which provides workers compensation, liability and short-term disability services, to another company and recognized a gain of $3.5 million on the sale. The gain is included as a component of net realized gains (losses) in the accompanying consolidated statements of operations.


9. SEGMENT INFORMATION

   The following table presents information by reportable segment for the three months ended March 31, 2001 and 2000 (in thousands):

                                                    Health      Government                   All
                                                   Insurance     Programs    Investments    Other       Total
----------------------------------------------------------------------------------------------------------------
2001
        Revenues from external customers        $     566,709      133,741             -       5,601     706,051
        Investment income and net realized                  -            -        21,469           -      21,469
        losses
        Intersegment revenues                           3,611            -             -       2,243       5,854
        Depreciation and amortization                   4,374            6             6         501       4,887
        expense
        Income before income taxes and
        minority interest                              40,000          889        21,469         511      59,334


2000
        Revenues from external customers        $     482,417      111,250             -       5,205     598,872
        Investment income and net realized                  -            -        29,872           -      29,872
        gains
        Intersegment revenues                           3,080            -             -       1,767       4,847
        Depreciation and amortization                   3,404           59             5         368       3,836
        expense
        Income (loss) before income taxes
        and minority interest                          24,088         (347)       29,872         886      54,499


    A reconciliation of reportable segment total revenues, income before income taxes and minority interest and depreciation and amortization expense to the corresponding amounts included in the consolidated statements of operations for the three months ended March 31, 2001 and 2000 is as follows (in thousands):


                                                                 2001        2000
-----------------------------------------------------------------------------------
Revenues
  Reportable segments
    External revenues                                        $   706,051   598,872
    Investment revenues                                           21,469    29,872
    Intersegment revenues                                          5,854     4,847
  Other corporate revenues                                           643       418
  Elimination of intersegment revenues                            (5,854)   (4,847)
-----------------------------------------------------------------------------------
Total revenues                                               $   728,163   629,162
===================================================================================

Profit or Loss
  Reportable segments                                        $    59,334    54,499
  Corporate expenses not allocated to segments                    (6,384)   (7,802)
  Unallocated amount - interest expense                           (4,180)   (3,972)
-----------------------------------------------------------------------------------
Income before income taxes and minority interest             $    48,770    42,725
===================================================================================
Depreciation and amortization expense
  Reportable segments                                        $     4,887     3,836
  Not allocated to segments                                          334      (221)
-----------------------------------------------------------------------------------
Depreciation and amortization  expense                       $     5,221     3,615
===================================================================================


10. ACCOUNTING FOR DERIVATIVE INSTRUMENTS

    The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, effective
    January 1, 2001. The Company enters into foreign currency forward contracts (forward contracts) to minimize exposure to fluctuations in foreign currency exchange rates. Company policy only permits utilization of these instruments in its foreign denominated bond and equity portfolios. The counterparties to these transactions are major financial institutions. The Company may incur a loss with respect to these transactions to the extent that the counterparty fails to perform under a contract and exchange rates have changed unfavorably since the inception of the contract. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The forward contracts involve the exchange of one currency for another at a future date and typically have maturities of one year or less. The forward contracts do not qualify for hedge accounting under SFAS No. 133, as amended. Accordingly, upon adoption, the forward contracts are recorded at fair value with changes in fair value recorded as realized gains or losses in the consolidated statements of operations. The fair value of forward contracts held by the Company as of January 1, 2001 and the change in fair value for the three months ended March 31, 2001 were not material.

    The Company also enters into financial futures contracts for portfolio strategies such as minimizing interest rate risk and managing portfolio duration. The notional amount of the futures contracts is limited to that of the market value of the underlying portfolios. Should this limitation be exceeded, futures contracts are immediately terminated in order to comply with this restriction. Initial margins in the form of securities are maintained with the counterparties for these transactions. Changes in fair value of financial futures, determined on a daily basis, are recorded as realized gains or losses in the consolidated statements of operations. Terminations of contracts are accounted for in the same manner. The adoption of SFAS No. 133, as amended, did not change the accounting for these contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Substantially all of the revenues of Trigon Healthcare, Inc. and subsidiaries (collectively, Trigon or the Company) are generated from premiums and fees received for health care services provided to its members and from investment income. Trigon's expenses are primarily related to health care services provided which consist of payments to physicians, hospitals and other providers. A portion of medical cost expenses for each period consists of an actuarial estimate of claims incurred but not reported to the Company during the period. The Company's results of operations depend in large part on its ability to accurately predict and effectively manage health care costs.

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

The government programs segment includes the Federal Employee Program (FEP). Through its participation in the national contract between the Blue Cross and Blue Shield Association and the U.S. Office of Personnel Management (OPM), the Company provides health benefits to federal employees in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit.

All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other health-related business, including disease management programs, benefits administration, health promotion and similar products, is reflected in an "all other" category.

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                                              As of March 31,
                                               ------------------------------------
                                                             2001              2000
-----------------------------------------------------------------------------------
Health Insurance
Commercial
 HMO                                                      280,055           278,911
 PPO                                                      497,581           420,030
 PAR                                                      128,420           149,192
 Medicaid HMO                                              58,076            49,669
 Medicare supplement                                      121,022           120,091
-----------------------------------------------------------------------------------
   Total commercial                                     1,085,154         1,017,893
Self-funded                                               743,375           684,822
Processed for other Blue Cross and Blue
 Shield Plans (ASO)                                         1,909             5,162

Total health insurance                                  1,830,438         1,707,877
-----------------------------------------------------------------------------------
Government
 Federal Employee Program (PPO)                           222,987           222,219
Total government                                          222,987           222,219
-----------------------------------------------------------------------------------
Total                                                   2,053,425         1,930,096
===================================================================================

PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                                        Quarter ended March 31,
------------------------------------------------------------------------------------
                                                               2001             2000
------------------------------------------------------------------------------------
Health Insurance
Commercial
 HMO                                              $         115,358          108,572
 PPO                                                        232,941          176,787
 PAR                                                         66,489           70,062
 Medicaid HMO                                                33,374           26,155
 Medicare supplement                                         65,728           60,710
------------------------------------------------------------------------------------
Total commercial                                            513,890          442,286
Self-funded                                                 386,289          334,087
------------------------------------------------------------------------------------
Total health insurance                                      900,179          776,373
Government
 Federal Employee Program (PPO)                             133,741          111,250
Total government                                            133,741          111,250
------------------------------------------------------------------------------------
Total                                             $       1,033,920          887,623
====================================================================================

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Premium and fee revenues increased 18.0% to $700.4 million in the first quarter of 2001 from $593.7 million in the first quarter of 2000. The $106.8 million increase is due to a combination of enrollment growth and rate increases in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment. Commercial revenue increased 16.2% to $513.9 million in the first quarter of 2001 from $442.3 million in the first quarter of 2000, driven by a 6.6% increase in members. Premium revenues on a per member per month basis for the Company's commercial business increased 8.1% to $158.36 in the first quarter of 2001 from $146.48 in the first quarter of 2000. Self-funded margins increased $12.7 million or 31.6%. The improvement is a result of 8.6% higher enrollment, a 21.7% increase in margin per member per month and the elimination of a $2.5 million allowance established to cover possible claims run-out for a self-funded group which previously declared bankruptcy. During the current quarter, the group pre-funded this amount making the allowance no longer necessary. The government segment's FEP revenues increased 20.2% to $133.7 million the first quarter of 2001 from $111.3 million in the first quarter of 2000 due to increased medical costs to be reimbursed by OPM.

Total enrollment increased to 2,053,425 as of March 31, 2001 from 1,930,096 as of March 31, 2000. The increase of 123,329 was a result of a 122,561 increase in the Company's health insurance segment and a 768 increase in the government segment. The health insurance enrollment increase was the result of a 67,261 increase in commercial enrollment, a 6.6% increase, and a 58,553 increase in self-funded enrollment, an 8.6% increase. Enrollment in the HMO network increased by 2.9% over the prior year, reflecting the network's decision to not rebid the underperforming HMO contract with the Commonwealth of Virginia involving 23,000 members, and accounts for 31.2% of the total commercial enrollment. Enrollment in the PPO network as of March 31, 2001 increased 18.5% over March 31, 2000 and accounts for 45.9% of the Company's commercial enrollment. Growth in PPO was offset by an expected decline of 13.9% in the Company's PAR network as members migrate into more tightly managed networks. The PAR network enrollment represents 11.8% of the Company's commercial enrollment.

Investment income decreased 1.0% to $27.7 million in the first quarter of 2001 from $28.0 million in the first quarter of 2000. The decline is due to a shift in allocation from medium quality bonds to investments grade bonds and to increased purchases under the stock repurchase program affecting the amount available for investment. Declining interest rates have had a mixed effect on investment income growth, reducing income on short-term investments while increasing realized gains on long-term bonds sold. Net realized losses increased to $6.3 million in the first quarter of 2001 from a gain of $1.9 million in the first quarter of 2000. The net realized losses for the first quarter of 2001 consist of $9.8 million of realized losses on sales of investment securities and a $3.5 million gain on the sale of Trigon Administrators. The increase in realized losses reflects the Company's normal portfolio turnover during a period of declining prices for equities. In March 2001, the Company sold Trigon Administrators, Inc. and its Property and Casualty Division, which provides workers compensation, liability and short-term disability services, to another company and recognized a gain of $3.5 million on the sale.

Medical costs increased 15.9% to $546.8 million in the first quarter of 2001 from $472.0 million in the first quarter of 2000. The $74.8 million increase is a result of growth in the health insurance segment's commercial enrollment, expected levels of medical cost inflation and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 6.6 % to $128.83 in the first quarter of 2001 from $120.91 in the first quarter of 2000. Combined with an 8.1% increase in commercial premium revenues per member per month, the medical cost ratio on commercial business decreased to 81.3% in the first quarter of 2001 from 82.5% in the first quarter of 2000. As a result of medical cost management initiatives, cost and utilization trends have been maintained at levels consistent with current pricing and margin objectives. The Company continues to take an active role in leveraging its advanced information tools and extensive health data bank. Working collaboratively with providers through data sharing programs, joint activities lead to more proactive case management. For instance, the Company has programs to reduce practice variation where commonly accepted methods are available to improve health and lower cost.

Selling, general and administrative expenses (SG&A) increased $17.9 million to $128.4 million in the first quarter of 2001 from $110.5 million in the first quarter of 2000. This increase is attributed to the incremental commissions and operating costs resulting from the enrollment increase and investments in technology. Administrative expenses for the current quarter also included a $3.2 million write-off of previously capitalized software related to the Company's e-distribution initiative. The SG&A ratio decreased to 12.3 % in the first quarter of 2001 from 12.4% in the first quarter of 2000. The reduced SG&A ratio continues to provide the opportunity to leverage the increased revenue with long-range investments including e-commerce technology, systems infrastructure and customer service enhancements. These investments will contribute operational improvements and efficiencies.

Interest expense in the first quarter of 2001 was $4.2 million compared to $4.0 million in the first quarter of 2000. The Company issued an additional $30 million of commercial paper in the third quarter of 2000 and another $10 million in March 2001. The increase in interest expense due to the increased borrowings was slowed by the declining interest rates on short-term borrowings in 2001.

Income before income taxes and minority interest increased $6.1 million to $48.8 million in the first quarter of 2001 from $42.7 million in the first quarter of 2000. The increase is a result of a $14.7 million increase in operating income (defined as premium and fee revenues and other revenues less medical and other benefit costs and selling, general and administrative expenses) and the $3.5 million realized gain on sale of Trigon Administrators, Inc., offset by an increase in net realized losses of $11.7 million, decreased investment income of $0.2 million and higher interest expense of $0.2 million.

The effective tax rate on income before income taxes and minority interest for the first quarter of 2001 and first quarter of 2000 was 33.6% and 32.8%, respectively. The effective tax rate differs from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A1" as of March 31, 2001. The portfolio had an average contractual maturity of 7.3 years as of March 31, 2001. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of March 31, 2001, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 13% of the total portfolio, as compared to 14% as of December 31, 2000.

The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires in 2002. There were no amounts borrowed under this agreement as of and for the three months ended March 31, 2001. The commercial paper discussed below is backed by this agreement and reduces the amounts available for borrowing under this agreement.

In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. The Company issued an additional $10 million in commercial paper during the first quarter of 2001. As of March 31, 2001, outstanding notes under the commercial paper program totaled approximately $285.4 million with an average maturity of 16 days. As of March 31, 2000, outstanding notes totaled approximately $245.2 million with an average maturity of 18 days. The commercial paper notes have been classified as long-term debt in the consolidated statements of financial condition based on the Company's ability and intent to maintain borrowings of at least this amount for more than one year.

The Company continued its second stock repurchase program during the first quarter of 2001. The Company purchased and retired 800,130 shares of its common stock at a cost of approximately $41.8 million.

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

The Company's operations are not capital intensive. The Company announced in April 2001 a four-year, $84 million building project to expand its headquarters in Richmond, Virginia. The expansion plan includes a four-story, 308,000-square-foot building to house the new operations center and to renovate the existing headquarters building. Construction of the new building should begin early next year, with completion scheduled for mid-2003. Renovations will begin once the new building is completed and with a scheduled completion date in 2005. The project will be funded using internal cash and investments. There are currently no other commitments for major capital expenditures to support existing business.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its investing and borrowing activities, the Company is exposed to financial market risks, specifically those resulting from changes in interest rates, foreign currency exchange rates and marketable equity security prices.
No material changes have occurred in the Company's exposure to financial market risks since December 31, 2000. A discussion of the Company's market risk is incorporated by reference in Part II, Item 7A of the Company's Annual Report on Form 10-K.

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

  If the Company wins this lawsuit and has previously collected a cash refund for the Demutualization payment deduction discussed in note 3, the tax recoveries for the years 1996 through 1999 would most likely be realized in the form of income tax credit carryovers rather than cash.

  The Company and certain of its subsidiaries are involved in various other legal actions occurring in the normal course of their business. While the ultimate outcome of such litigation cannot be predicted with certainty, in the opinion of Company management, after consultation with counsel responsible for such litigation, the outcome of those actions is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number         Description
------         -----------

   11  -- Computation of per share earnings (losses) for the three months ended
            March 31, 2001. Exhibit has been omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  Reports on Form 8-K:
    None filed during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRIGON HEALTHCARE, INC.
                                    Registrant




Dated: May 11, 2001                  By:    /s/ Thomas R. Byrd
                                          --------------------------
                                          THOMAS R. BYRD
                                          SENIOR VICE PRESIDENT & CHIEF
                                          FINANCIAL OFFICER
                                          (PRINCIPAL ACCOUNTING AND
                                          FINANCIAL OFFICER)

                                 EXHIBIT INDEX


Exhibit
Number
------


   10.1 -- Form of Executive Continuity Agreement dated as of February 12, 2001 between Trigon Insurance Company and John W. Coyle.

   10.2 -- Form of Employment Agreement dated as of February 12, 2001 by and between Trigon Insurance Company and John W. Coyle.