Form 10-Q
period 2001-06-30
TRIGON HEALTHCARE INC
filed 2001-08-14
CIK 1017747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                                       or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Title of each class                      Outstanding at August 10, 2001
         -------------------                      ------------------------------
Class A Common Stock, $0.01 par value                   35,901,194 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
SECOND QUARTER 2001 FORM 10-Q
TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 and
              December 31, 2000                                                                      1

         Consolidated Statements of Operations for the Three Months and
              Six Months Ended June 30, 2001 and 2000                                                2

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
              Income for the Three Months and Six Months Ended June 30, 2001 and 2000                3

         Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2001 and 2000                                                           4

         Notes to Consolidated Financial Statements                                             5 - 12

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                              12 - 19

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            19

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                     20

     Item 4.  Submission of Matters to a Vote of Security Holders                                   21

     Item 6.  Exhibits and Reports on Form 8-K                                                      21

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements
                                              TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                                                             (Unaudited)
                                                                                               June 30,              December 31,
                                                                                                   2001                      2000
                                                                                   ---------------------   -----------------------
                                    Assets
 Current assets
     Cash                                                                       $                 3,556                     6,345
     Investment securities, at estimated fair value                                           1,770,007                 1,775,307
     Premiums and other receivables                                                             559,438                   499,921
     Deferred income taxes                                                                        9,790                     3,525
     Other                                                                                       11,406                    14,676
                                                                                   ---------------------   -----------------------
             Total current assets                                                             2,354,197                 2,299,774

 Property and equipment, net                                                                     83,751                    69,757
 Deferred income taxes                                                                           47,208                    48,207
 Goodwill and other intangibles, net                                                             14,487                    15,303
 Restricted investments, at estimated fair value                                                  7,237                     7,331
 Other assets                                                                                     7,459                     8,120
                                                                                   ---------------------   -----------------------
             Total assets                                                       $             2,514,339                 2,448,492
                                                                                   =====================   =======================

                     Liabilities and Shareholders' Equity
 Current liabilities
     Medical and other benefits payable                                         $               600,096                   563,398
     Unearned premiums                                                                          149,716                   130,502
     Accounts payable and accrued expenses                                                       75,577                    85,993
     Other liabilities                                                                          280,600                   246,069
                                                                                   ---------------------   -----------------------
        Total current liabilities                                                             1,105,989                 1,025,962

 Obligations for employee benefits, noncurrent                                                   56,325                    47,136
 Medical and other benefits payable, noncurrent                                                  70,999                    72,108
 Long-term debt                                                                                 299,534                   275,448
 Minority interest in subsidiary                                                                 12,097                    12,976
                                                                                   ---------------------   -----------------------
             Total liabilities                                                                1,544,944                 1,433,630
                                                                                   ---------------------   -----------------------

 Shareholders' equity
     Common stock                                                                                   359                       375
     Capital in excess of par                                                                   790,797                   802,584
     Retained earnings                                                                          183,494                   205,045
     Unearned compensation-restricted stock                                                      (2,762)                   (2,234)
     Accumulated other comprehensive income (loss) (note 6)                                      (2,493)                    9,092
                                                                                   ---------------------   -----------------------
              Total shareholders' equity                                                        969,395                 1,014,862

 Commitments and contingencies (note 7)
                                                                                   ---------------------   -----------------------
              Total liabilities and shareholders' equity                        $             2,514,339                 2,448,492
                                                                                   =====================   =======================


See notes to consolidated financial statements

                                              TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  For the three months and six months ended June 30, 2001 and 2000
                                               (in thousands, except per share data)

                                                               Three Months Ended June 30          Six Months Ended June 30
                                                           ---------------------------------   --------------------------------
                                                                      2001             2000              2001             2000
                                                           ---------------- ----------------   --------------- ----------------
Revenues
    Premium and fee revenues
      Commercial                                          $        528,493          462,402         1,042,383          904,688
      Federal Employee Program                                     126,249          116,623           259,990          227,873
      Amounts attributable to self-funded arrangements             412,165          347,121           798,454          681,208
      Less:  amounts attributable to claims under
           self-funded arrangements                               (358,907)        (307,323)         (692,378)        (601,279)
                                                           ---------------- ----------------   --------------- ----------------
                                                                   708,000          618,823         1,408,449        1,212,490

    Investment income                                               26,810           28,020            54,554           56,003
    Net realized losses                                            (16,532)          (7,321)          (22,807)          (5,432)
    Other revenues                                                   4,428            5,717            10,673           11,340
                                                           ---------------- ----------------   --------------- ----------------
         Total revenues                                            722,706          645,239         1,450,869        1,274,401

Expenses
    Medical and other benefit costs
      Commercial                                                   430,393          375,012           848,435          740,091
      Federal Employee Program                                     119,466          110,525           248,214          217,402
                                                           ---------------- ----------------   --------------- ----------------
                                                                   549,859          485,537         1,096,649          957,493
    Selling, general and administrative expenses                   129,566          116,022           257,989          226,531
    Interest expense                                                 3,565            4,096             7,745            8,068
                                                           ---------------- ----------------   --------------- ----------------
         Total expenses                                            682,990          605,655         1,362,383        1,192,092
                                                           ---------------- ----------------   --------------- ----------------

Income before income taxes and minority interest                    39,716           39,584            88,486           82,309

    Income tax expense                                              13,121            9,730            29,505           23,728
                                                           ---------------- ----------------   --------------- ----------------

Income before minority interest                                     26,595           29,854            58,981           58,581

Minority interest                                                     (126)          (1,090)             (112)          (1,599)
                                                           ---------------- ----------------   --------------- ----------------

Net income                                                $         26,469           28,764            58,869           56,982
                                                           ================ ================   =============== ================

Earnings per share (note 5)
    Basic net income                                      $           0.73             0.77              1.60             1.51
                                                           ================ ================   =============== ================
    Diluted net income                                    $           0.71             0.75              1.56             1.48
                                                           ================ ================   =============== ================

Weighted average number of common shares outstanding
    Basic                                                           36,181           37,543            36,733           37,741
                                                           ================ ================   =============== ================
    Diluted                                                         37,216           38,583            37,818           38,541
                                                           ================ ================   =============== ================

See notes to consolidated financial statements

                                              TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                AND COMPREHENSIVE INCOME (UNAUDITED)
                                  For the three months and six months ended June 30, 2001 and 2000
                                                           (in thousands)
                                                                                                   2001                    2000
                                                                                   ---------------------   ---------------------

Balance as of April 1                                                            $              996,952                 941,465

Net income                                                                                       26,469                  28,764

Change in minimum pension liability, net of income taxes                                             22                       -
Net unrealized losses on investment securities, net of income taxes                              (6,002)                 (4,785)
                                                                                   ---------------------   ---------------------

    Comprehensive income                                                                         20,489                  23,979
                                                                                   ---------------------   ---------------------

Purchase and  reissuance  of common stock under stock option and other  employee benefits plans, including tax benefits and
    net of amortization                                                                          (1,076)                 (3,996)
Change in common stock held by consolidated grantor trusts                                         (100)                  3,998
Purchase and retirement of common stock                                                         (46,870)                   (929)
                                                                                   ---------------------   ---------------------

Balance as of June 30                                                            $              969,395                 964,517
                                                                                   =====================   =====================


Balance as of January 1                                                          $            1,014,862                 936,957

Net income                                                                                       58,869                  56,982

Change in minimum pension liability, net of income taxes                                             22                       -
Net unrealized losses on investment securities, net of income taxes                             (11,607)                 (9,628)
                                                                                   ---------------------   ---------------------

    Comprehensive income                                                                         47,284                  47,354
                                                                                   ---------------------   ---------------------

Purchase and  reissuance  of common stock under stock option and other  employee benefit plans, including tax benefits and
  net of amortization                                                                            (3,484)                 (6,063)
Change in common stock held by consolidated grantor trusts                                         (642)                  3,596
Purchase and retirement of common stock                                                         (88,625)                (17,327)
                                                                                   ---------------------   ---------------------

Balance as of June 30                                                            $              969,395                 964,517
                                                                                   =====================   =====================

See notes to consolidated financial statements

                                              TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          For the six months ended June 30, 2001 and 2000
                                                           (in thousands)

                                                                                               Six Months Ended June 30,
                                                                                    ----------------------------------------------
                                                                                                    2001                     2000
                                                                                    ---------------------    ---------------------
Net income                                                                        $               58,869                   56,982
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                                                 10,026                    7,233
    Amortization of unearned compensation                                                            897                    1,977
    Accretion of discounts and amortization of premiums, net                                      (3,942)                  (8,676)
    Change in allowance for doubtful accounts receivable                                          (2,959)                  (1,047)
    Decrease (increase) in premiums and other receivables                                        (52,222)                  12,305
    Decrease (increase) in other assets                                                            3,623                   (1,853)
    Increase in medical and other benefits payable                                                35,589                   21,363
    Increase in unearned premiums                                                                 19,214                   11,128
    Decrease in accounts payable and accrued expenses                                            (10,416)                 (10,088)
    Decrease in other liabilities                                                                 (1,165)                 (45,827)
    Change in deferred income taxes                                                                  886                   15,206
    Increase (decrease) in minority interest                                                        (879)                   1,751
    Increase (decrease) in obligations for employee benefits                                       3,467                   (4,469)
    Loss on disposal of property and equipment and other assets                                      108                       52
    Realized investment losses, net                                                               22,807                    5,432
                                                                                    ---------------------    ---------------------
            Net cash provided by operating activities                                             83,903                   61,469
                                                                                    ---------------------    ---------------------
Cash flows from investing activities
  Proceeds from sale of property and equipment and other assets                                      230                        5
  Capital expenditures                                                                           (24,262)                 (11,518)
  Cash transferred with the sale of subsidiary, net of cash received                                   -                  (15,337)
  Investment securities purchased                                                             (3,186,682)              (2,259,721)
  Proceeds from investment securities sold                                                     2,478,834                1,880,679
  Maturities of fixed income securities                                                          717,191                  373,803
                                                                                    ---------------------    ---------------------
            Net cash used in investing activities                                                (14,689)                 (32,089)
                                                                                    ---------------------    ---------------------

Cash flows from financing activities
  Payments on long-term debt                                                                           -                 (245,000)
  Change in commercial paper notes                                                                24,086                  244,894
  Purchase and reissuance of common stock under stock option
     and employee benefit plans, including tax benefits                                           (4,273)                  (8,263)
  Change in common stock (purchased) distributed by consolidated grantor trusts                     (642)                   3,596
  Purchase and retirement of common stock                                                        (88,625)                 (17,327)
  Change in outstanding checks in excess of bank balance                                          (2,549)                  (2,721)
                                                                                    ---------------------    ---------------------
            Net cash used in financing activities                                                (72,003)                 (24,821)
                                                                                    ---------------------    ---------------------
Increase (decrease) in cash                                                                       (2,789)                   4,559

Cash - beginning of period                                                                         6,345                    2,530
                                                                                    ---------------------    ---------------------
Cash - end of period                                                              $                3,556                    7,089
                                                                                    =====================    =====================


See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements prepared by Trigon Healthcare, Inc. and its subsidiaries (collectively, Trigon or the Company) are unaudited, except for the balance sheet information as of December 31, 2000, which is derived from the Company's audited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results for the full year.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   COMMERCIAL PAPER

     In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. The Company issued an additional $14 million in commercial paper during the second quarter of 2001. As of June 30, 2001, outstanding notes under the commercial paper program totaled approximately $299.5 million with an average maturity of 14 days. As of December 31, 2000, outstanding notes totaled approximately $275.4 million with an average maturity of 14 days. The weighted-average discount yield on the outstanding commercial paper notes as of June 30, 2001 and December 31, 2000 was 4.01% and 6.83%, respectively. The commercial paper is backed by the revolving credit agreement. The commercial paper notes have been classified as long-term debt in the accompanying consolidated statements of financial condition based on the Company's ability and intent to maintain borrowings of at least this amount for more than one year.

3.   INCOME TAXES

     The effective tax rate on income before income taxes and minority interest for the three months ended June 30, 2001 and 2000 was 33.0 % and 24.6%, respectively. The effective tax rate on income before income taxes and minority interest for the six months ended June 30, 2001 and 2000 was 33.3 % and 28.8%, respectively. The effective tax rate for the three months and six months ended June 30, 2000 includes a $2.7 million tax benefit realized during the second quarter of 2000 related to the sale of the Company's Mid-South subsidiary. Excluding this tax benefit, the effective tax rate for the three months and six months ended June 30, 2000 was 31.5% and 32.1%, respectively. The effective tax rates for 2001 and 2000, excluding the $2.7 million tax benefit in 2000, differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds that reduce the effective tax rate by the effect of the tax-exempt investment income earned.

     In conjunction with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia (Commonwealth Payment) which was expensed and paid in prior years. The Company claimed the $175 million Commonwealth Payment as a deduction. The Internal Revenue Service denied this deduction during the course of its audit of the Company. The Company continued to pursue the deduction and in April 2001 received a Technical Advice Memorandum from the National Office of the IRS that supports the Company's position that the payment constitutes a normal business expense, and therefore should be deductible. The Company will recognize the financial impact of the refund, estimated to be $61 million plus interest, upon receipt of final approval by the IRS after review by the Congressional Joint Committee on Taxation. Final approval is estimated to take six to twelve months.

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

4.   CAPITAL STOCK

     The Company continued its second stock repurchase program during the second quarter of 2001. The Company purchased and retired 837,700 shares of its common stock at a cost of approximately $46.9 million during the second quarter of 2001, bringing the total shares purchased during 2001 to 1,637,830 at a cost of approximately $88.6 million. The excess of the cost of the acquired shares over par value is charged on a pro rata basis to capital in excess of par and retained earnings.

     In February 2001, the Board of Directors granted 24,052 shares of the Company's common stock as restricted stock awards in accordance with the provisions of the 1997 Stock Incentive Plan (Incentive Plan). The shares vest on a pro rata basis over three years. The recipients of the restricted stock awards generally may not dispose or otherwise transfer the restricted stock until vested. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period. A total of 86,923 restricted shares were outstanding as of June 30, 2001. Amortization for the six months ended June 30, 2001 and 2000 was $0.9 million and $2.0 million, respectively.

5.   NET INCOME AND NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2001 and 2000 (in thousands, except per share data):

                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                                   2001           2000           2001            2000
     -----------------------------------------------------------------------------------------------------------------
     Numerator for basic and diluted earnings per
       share - net income                             $          26,469         28,764         58,869          56,982
     =================================================================================================================

     Denominator
        Denominator for basic earnings per share -
          weighted average shares                                36,181         37,543         36,733          37,741
        Effect of dilutive securities
           Employee and director stock options and
           nonvested restricted stock awards                      1,035          1,040          1,085             800
     -----------------------------------------------------------------------------------------------------------------
        Denominator for diluted earnings per share               37,216         38,583         37,818          38,541
     -----------------------------------------------------------------------------------------------------------------
     Basic net income per share                       $            0.73           0.77           1.60            1.51
     =================================================================================================================
     Diluted net income per share                     $            0.71           0.75           1.56            1.48
     =================================================================================================================

     Shares of nonvested restricted stock are not considered outstanding in computing the weighted-average number of common shares for basic earnings per share, but are included in diluted earnings per share using the treasury stock method.

6.   COMPREHENSIVE INCOME

     The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the three months ended June 30, 2001 and 2000 were as follows (in thousands):


                                                                                         2001            2000
     ---------------------------------------------------------------------------------------------------------
     Net unrealized  losses on  investment  securities,  net of income taxes Net unrealized holding losses arising during the period, net of
           income tax benefit of $9,040 and $5,138                              $    (16,748)         (9,545)
         Less:  reclassification adjustment for net losses included in net
           income, net of income tax benefit of $5,786 and $2,561                    (10,746)         (4,760)
     ---------------------------------------------------------------------------------------------------------

     Net unrealized losses on investment securities, net of income taxes        $     (6,002)         (4,785)
     =========================================================================================================

     The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                                                                         2001            2000
     ---------------------------------------------------------------------------------------------------------
     Net unrealized  losses on  investment  securities,  net of income taxes
         Net unrealized holding losses arising during the period, net of
           income tax benefit of $14,254 and $7,085                             $    (26,432)        (13,159)
         Less:  reclassification adjustment for net losses included in net
           income, net of income tax benefit of $7,982 and $1,901                    (14,825)         (3,531)
     ---------------------------------------------------------------------------------------------------------

     Net unrealized losses on investment securities, net of income taxes        $    (11,607)         (9,628)
     =========================================================================================================

     The components of accumulated other comprehensive income (loss) as of June 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                                                     June 30,   December 31,
                                                                                         2001           2000
     --------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on investment securities, net of income
       tax expense (benefit) of $(1,365) and $4,907                         $         (2,493)          9,114
     Minimum pension liability, net of income taxes of $12 in 2000                          -           (22)
     --------------------------------------------------------------------------------------------------------

     Accumulated other comprehensive income (loss)                          $         (2,493)          9,092
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

     The case is scheduled for trial in late 2001. If the Company wins this lawsuit and has previously collected a cash refund for the Demutualization payment deduction discussed in note 3, the tax recoveries for the years 1996 through 1999 would most likely be realized in the form of income tax credit carryovers rather than cash.

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

8.   MID-SOUTH EXIT OF HEALTH INSURANCE MARKET AND SALE OF TRIGON ADMINISTRATORS

     During the second quarter of 2001, the Company paid and made charges of $7.4 million against the claim reserves for future losses related to the third quarter 1999 Mid-South exit accrual, bringing the year-to-date payments and charges against the claim reserves for future losses to $7.5 million. No other adjustments were made to the exit accruals in the second quarter of 2001.

     In March  2001,  the  Company  sold  Trigon  Administrators,  Inc.  and its
     Property and Casualty Division, which provides workers compensation, liability and short-term disability services, to another company and recognized a gain of $3.5 million on the sale. The gain is included as a component of net realized losses in the accompanying consolidated statements of operations.

9.   SEGMENT INFORMATION

     The following table presents information by reportable segment for the three months and six months ended June 30, 2001 and 2000 (in thousands):

                                                                Health    Government                       All
                                                             Insurance      Programs   Investments       Other        Total
     -----------------------------------------------------------------------------------------------------------------------
     Three months ended June 30,
     2001
         Revenues from external customers              $       581,751       126,249             -       3,270      711,270
         Investment income and net realized losses                   -             -        10,278           -       10,278
         Intersegment revenues                                   3,740             -             -       2,229        5,969
         Depreciation and amortization expense                   4,682             7             8         361        5,058
         Income before income taxes and minority
           interest                                             39,333         2,787        10,278       1,172       53,570

     2000
          Revenues from external customers             $       502,200       116,623             -       5,123      623,946
          Investment income and net realized losses                  -             -        20,699           -       20,699
          Intersegment revenues                                  3,523             -             -       1,901        5,424
          Depreciation and amortization expense                  3,341            62             5         395        3,803
          Income before income taxes and minority
           interest                                             28,632         1,665        20,699         420       51,416

     Six months ended June 30,
     2001
         Revenues from external customers              $     1,148,459       259,990             -       8,872    1,417,321
         Investment income and net realized losses                   -             -        31,747           -       31,747
         Intersegment revenues                                   7,351             -             -       4,472       11,823
         Depreciation and amortization expense                   9,056            13            14         862        9,945
         Income before income taxes and minority
           interest                                             79,333         3,676        31,747       1,683      116,439

     2000
          Revenues from external customers             $       984,617       227,873             -      10,328    1,222,818
          Investment income and net realized losses                  -             -        50,571           -       50,571
          Intersegment revenues                                  6,603             -             -       3,668       10,271
          Depreciation and amortization expense                  6,745           121            10         763        7,639
          Income before income taxes and minority
           interest                                             52,720         1,318        50,571       1,306      105,915


     A reconciliation of reportable segment total revenues, income before income taxes and minority interest and depreciation and amortization expense to the corresponding amounts included in the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 is as follows (in thousands):

                                                                    Three Months Ended June          Six Months Ended
                                                                                        30,                  June 30,
                                                                  ----------------------------------------------------
                                                                          2001         2000         2001         2000
     -----------------------------------------------------------------------------------------------------------------
     Revenues
         Reportable segments
             External revenues                                  $      711,270      623,946    1,417,321    1,222,818
             Investment revenues                                        10,278       20,699       31,747       50,571
             Intersegment revenues                                       5,969        5,424       11,823       10,271
         Other corporate revenues                                        1,158          594        1,801        1,012
         Elimination of intersegment revenues                           (5,969)      (5,424)     (11,823)     (10,271)
     -----------------------------------------------------------------------------------------------------------------

     Total revenues                                             $      722,706      645,239    1,450,869    1,274,401
     =================================================================================================================

     Profit or Loss
         Reportable segments                                    $       53,570       51,416      116,439      105,915
         Corporate expenses not allocated to segments                  (10,289)      (7,736)     (20,208)     (15,538)
         Unallocated amount - interest expense                          (3,565)      (4,096)      (7,745)      (8,068)
     -----------------------------------------------------------------------------------------------------------------

     Income before income taxes and minority interest           $       39,716       39,584       88,486       82,309
     =================================================================================================================

     Depreciation and amortization expense
         Reportable segments                                    $        5,058        3,803        9,945        7,639
         Not allocated to segments                                        (253)        (185)          81         (406)
     -----------------------------------------------------------------------------------------------------------------

     Depreciation and amortization expense                      $        4,805        3,618       10,026        7,233
     =================================================================================================================

10.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, effective January 1, 2001. The Company enters into foreign currency forward contracts (forward contracts) to minimize exposure to fluctuations in foreign currency exchange rates. Company policy only permits utilization of these instruments in its foreign denominated bond and equity portfolios. The counterparties to these transactions are major financial institutions. The Company may incur a loss with respect to these transactions to the extent that the counterparty fails to perform under a contract and exchange rates have changed unfavorably since the inception of the contract. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The forward contracts involve the exchange of one currency for another at a future date and typically have maturities of one year or less. The forward contracts do not qualify for hedge accounting under SFAS No. 133, as amended. Accordingly, upon adoption, the forward contracts are recorded at fair value with changes in fair value recorded as realized gains or losses in the consolidated statements of operations. The fair value of forward contracts held by the Company as of January 1, 2001 and the change in fair value for the six months ended June 30, 2001 were not material.

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

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                                              As of June 30,
                                                    --------------------------------
                                                              2001             2000
------------------------------------------------------------------------------------
Health Insurance
Commercial
  HMO                                                      285,246          283,744
  PPO                                                      509,011          442,393
  PAR                                                      126,692          145,116
  Medicaid HMO                                              58,465           56,708
  Medicare supplement                                      120,562          119,936
------------------------------------------------------------------------------------
   Total commercial                                      1,099,976        1,047,897
Self-funded                                                754,317          693,813
Processed for other Blue Cross and Blue Shield
  Plans (ASO)                                                1,955            5,142
------------------------------------------------------------------------------------
Total health insurance                                   1,856,248        1,746,852
------------------------------------------------------------------------------------
Government
  Federal Employee Program (PPO)                           222,425          221,853
------------------------------------------------------------------------------------
Total government                                           222,425          221,853
------------------------------------------------------------------------------------
Total                                                    2,078,673        1,968,705
====================================================================================

PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                                        Three months ended June 30,      Six months ended June 30,
                                                     ------------------------------- ------------------------------
                                                               2001            2000           2001            2000
-------------------------------------------------------------------- --------------- -------------- ---------------
Health Insurance
  Commercial
    HMO                                           $         119,728         112,492        235,086         221,064
    PPO                                                     242,823         189,886        475,764         366,673
    PAR                                                      66,164          69,204        132,653         139,266
    Medicaid / Medicare HMO                                  33,314          29,048         66,688          55,203
    Medicare supplement                                      66,464          61,772        132,192         122,482
-------------------------------------------------------------------- --------------- -------------- ---------------
  Total commercial                                          528,493         462,402      1,042,383         904,688
  Self-funded                                               412,165         347,121        798,454         681,208
-------------------------------------------------------------------- --------------- -------------- ---------------
Total health insurance                                      940,658         809,523      1,840,837       1,585,896
Government
  Federal Employee Program (PPO)                            126,249         116,623        259,990         227,873
-------------------------------------------------------------------- --------------- -------------- ---------------
Total government                                            126,249         116,623        259,990         227,873
-------------------------------------------------------------------- --------------- -------------- ---------------
Total                                             $       1,066,907         926,146      2,100,827       1,813,769
==================================================================== =============== ============== ===============

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Premium and fee revenues increased 14.4% to $708.0 million in the second quarter of 2001 from $618.8 million in the second quarter of 2000. The $89.2 million increase is due to a combination of enrollment growth and rate increases in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment. Commercial revenue increased 14.3% to $528.5 million in the second quarter of 2001 from $462.4 million in the second quarter of 2000, driven by a 5.0% increase in members and rate increases. Premium revenues on a per member per month basis for the Company's commercial business increased 8.3% to $161.02 in the second quarter of 2001 from $148.73 in the second quarter of 2000. Self-funded margins increased $13.5 million or 33.8%. The improvement is a result of 8.7% higher enrollment, and a 23.9% increase in margin per member per month. The government segment's FEP revenues increased 8.3% to $126.2 million the second quarter of 2001 from $116.6 million in the second quarter of 2000 due to increased medical costs to be reimbursed by OPM.

Total enrollment increased to 2,078,673 as of June 30, 2001 from 1,968,705 as of June 30, 2000. The increase of 109,968 was a result of a 109,396 increase in the Company's health insurance segment and a 572 increase in the government segment. The health insurance enrollment increase was primarily the result of a 52,079 increase in commercial enrollment, a 5.0% increase, and a 60,504 increase in self-funded enrollment, an 8.7% increase. Adjusting for the July 2000 discontinuation of the fully insured HMO option for the Commonwealth of Virginia, the Company's commercial enrollment would have increased by 7.3% while self-funded enrollment would have increased by 5.6%. Enrollment in the HMO network, which accounts for 31.2% of the total commercial enrollment, increased by 1.0% over the prior year, reflecting the decision to not rebid the underperforming HMO contract with the Commonwealth of Virginia involving 23,000 members. Enrollment in the PPO network as of June 30, 2001 increased 15.1% over June 30, 2000 and accounts for 46.3% of the Company's commercial enrollment. Growth in PPO was offset by an expected decline of 12.7% in the Company's PAR network as members continue to migrate into more tightly managed networks. The PAR network enrollment represents 11.5% of the Company's commercial enrollment.

Investment income decreased 4.3% to $26.8 million in the second quarter of 2001 from $28.0 million in the second quarter of 2000. The decline is due to a shift in allocation from medium quality bonds to investments grade bonds, increased purchases under the stock repurchase program affecting the amount available for investment and the impact of declining interest rates. Net realized losses increased to $16.5 million in the second quarter of 2001 from $7.3 million in the second quarter of 2000. The increase in realized losses reflects the repositioning of the underperforming medium-quality bond portion of the portfolio during the second quarter of 2001.

Medical costs increased 13.2% to $549.9 million in the second quarter of 2001 from $485.5 million in the second quarter of 2000. The $64.4 million increase is a result of growth in the health insurance segment's commercial enrollment, continued increased medical costs and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 8.7 % to $131.13 in the second quarter of 2001 from $120.63 in the second quarter of 2000. The medical cost ratio on commercial business increased to 81.4% in the second quarter of 2001 from 81.1% in the second quarter of 2000. This is primarily a result of increased physician services and higher hospital costs. Given the combination of premium rate increases and ongoing medical management initiatives, the Company continues to expect the commercial medical cost ratio for the year 2001 to be in line with the prior year.

Selling, general and administrative expenses (SG&A) increased $13.6 million to $129.6 million in the second quarter of 2001 from $116.0 million in the second quarter of 2000. This increase is attributed to the incremental commissions and operating costs resulting from the enrollment increase and continuing investments in technology. The SG&A ratio decreased to 12.1% in the second quarter of 2001 from 12.5% in the second quarter of 2000. The reduced SG&A ratio continues to provide the opportunity to leverage the increased revenue with long-range investments including e-commerce technology, systems infrastructure and customer service enhancements. These investments will contribute operational improvements and efficiencies.

Interest expense in the second quarter of 2001 was $3.6 million compared to $4.1 million in the second quarter of 2000. The decrease in interest expense is due to declining interest rates on short-term borrowings in 2001 that more than offset the impact of the increase in commercial paper issued between the end of the second quarters of 2000 and 2001.

Income before income taxes and minority interest increased $0.1 million to $39.7 million in the second quarter of 2001 from $39.6 million in the second quarter of 2000. The increase is a result of a $10.0 million increase in operating income (defined as premium and fee revenues and other revenues less medical and other benefit costs and selling, general and administrative expenses) and lower interest expense of $0.5 million, offset by an increase in net realized losses of $9.2 million and decreased investment income of $1.2 million.

The effective tax rate on income before income taxes and minority interest for the second quarter of 2001 and second quarter of 2000 was 33.0% and 24.6%, respectively. The effective tax rate for the three months ended June 30, 2000 includes a $2.7 million tax benefit realized during the second quarter of 2000 related to the sale of the Company's Mid-South subsidiary. Excluding this tax benefit, the effective tax rate for the three months ended June 30, 2000 was 31.5%. The effective tax rates for 2001 and 2000, excluding the $2.7 million tax benefit in 2000, differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds that reduce the effective tax rate by the effect of the tax-exempt investment income earned.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Premium and fee revenues increased 16.2% to $1.4 billion in the first six months of 2001 from $1.2 billion in the first six months of 2000. The $196.0 million increase is due to a combination of enrollment growth and rate increases in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment. Commercial revenue increased 15.2% to $1.0 billion in the first six months of 2001 from $904.7 million in the first six months of 2000, driven by a 5.0% increase in members and rate increases. Premium revenues on a per member per month basis for the Company's commercial business increased 8.2% to $159.70 in the first six months of 2001 from $147.62 in the first six months of 2000. Self-funded margins increased $26.1 million or 32.7%. The improvement is a result of 8.7% higher enrollment, a 22.8% increase in margin per member per month and the elimination of a $3.0 million allowance established in 2000 to cover possible claims run-out for a self-funded group that previously declared bankruptcy. During the first quarter of 2001, the group pre-funded this amount making the allowance no longer necessary. The government segment's FEP revenues increased 14.1% to $260.0 million the first six months of 2001 from $227.9 million in the first six months of 2000 due to increased medical costs to be reimbursed by OPM.

Investment income decreased 2.6% to $54.6 million in the first six months of 2001 from $56.0 million in the first six months of 2000. The decline is due to a shift in allocation from medium quality bonds to investments grade bonds, increased purchases under the stock repurchase program affecting the amount available for investment and the impact of declining interest rates. Net realized losses increased to $22.8 million in the first six months of 2001 from $5.4 million in the first six months of 2000. The net realized losses for the first six months of 2001 consist of $26.3 million of realized losses on sales of investment securities and a $3.5 million gain on the sale of Trigon Administrators. The increase in realized losses reflects the repositioning of the underperforming medium-quality bond portion of the portfolio during 2001. In March 2001, the Company sold Trigon Administrators, Inc. and its Property and Casualty Division, which provides workers compensation, liability and short-term disability services, to another company and recognized a gain of $3.5 million on the sale.

Medical costs increased 14.5% to $1.1 billion in the first six months of 2001 from $957.5 million in the first six months of 2000. The $139.2 million increase is a result of growth in the health insurance segment's commercial enrollment, continued increased medical costs and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 7.6 % to $129.99 in the first six months of 2001 from $120.77 in the first six months of 2000. The medical cost ratio on commercial business decreased to 81.4% in the first six months of 2001 from 81.8% in the first six months of 2000. Overall, claims trends are slightly higher than expected due primarily to the result of increased physician services and higher hospital costs. Given the combination of premium rate increases and ongoing medical management initiatives, the Company continues to expect the commercial medical cost ratio for the year 2001 to be in line with the prior year.

SG&A expenses increased $31.5 million to $258.0 million in the first six months of 2001 from $226.5 million in the first six months of 2000. This increase is attributed to the incremental commissions and operating costs resulting from the enrollment increase and continuing investments in technology. Administrative expenses for the first six months of 2001 also included a $3.2 million write-off in the first quarter of previously capitalized software related to the Company's e-distribution initiative. The SG&A ratio decreased to 12.2 % in the first six months of 2001 from 12.4% in the first six months of 2000. The reduced SG&A ratio continues to provide the opportunity to leverage the increased revenue with long-range investments including e-commerce technology, systems infrastructure and customer service enhancements. These investments will contribute operational improvements and efficiencies.

Interest expense in the first six months of 2001 was $7.7 million compared to $8.1 million in the first six months of 2000. The decrease in interest expense is due to declining interest rates on short-term borrowings in 2001 that more than offset the impact of the increase in commercial paper issued between the end of the first six months of 2000 and 2001.

Income before income taxes and minority interest increased $6.2 million to $88.5 million in the first six months of 2001 from $82.3 million in the first six months of 2000. The increase is a result of a $24.7 million increase in operating income, lower interest expense of $0.3 million, and the $3.5 million realized gain on sale of Trigon Administrators, Inc., offset by an increase in net realized losses on investment securities of $20.9 million and decreased investment income of $1.4 million.

The effective tax rate on income before income taxes and minority interest for the first six months of 2001 and first six months of 2000 was 33.3% and 28.8%, respectively. The effective tax rate for the six months ended June 30, 2000 includes a $2.7 million tax benefit realized during the second quarter of 2000 related to the sale of the Company's Mid-South subsidiary. Excluding this tax benefit, the effective tax rate for the six months ended June 30, 2000 was 32.1%. The effective tax rates for 2001 and 2000, excluding the $2.7 million tax benefit in 2000, differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds that reduce the effective tax rate by the effect of the tax-exempt investment income earned.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A1" as of June 30, 2001. The portfolio had an average contractual maturity of 6.2 years as of June 30, 2001. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of June 30, 2001, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 16% of the total portfolio, as compared to 14% as of December 31, 2000.

The Company has a $300 million revolving credit agreement with a syndicate of banks, which expires in 2002. There were no amounts borrowed under this agreement as of and for the six months ended June 30, 2001. The commercial paper discussed below is backed by this agreement and reduces the amounts available for borrowing under this agreement.

In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. The Company issued an additional $14 million in commercial paper during the second quarter of 2001. As of June 30, 2001, outstanding notes under the commercial paper program totaled approximately $299.5 million with an average maturity of 14 days. The commercial paper notes have been classified as long-term debt in the consolidated statements of financial condition based on the Company's ability and intent to maintain borrowings of at least this amount for more than one year.

The Company continued its second stock repurchase program during the second quarter of 2001. The Company purchased and retired 837,700 shares of its common stock at a cost of approximately $46.9 million during the second quarter of 2001, bringing the total shares purchased during 2001 to 1,637,830 at a cost of approximately $88.6 million.

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

The Company's operations are not capital intensive. The Company announced in April 2001 a four-year, $84 million building project to expand its headquarters in Richmond, Virginia. The expansion plan includes construction of a four-story, 308,000-square-foot building to house the operations center and major renovation to the existing headquarters building. Construction of the new building should begin early next year, with completion scheduled for mid-2003. Renovations will begin once the new building is completed with a scheduled completion date in 2005. The project will be funded using internal cash and investments. There are currently no other commitments for major capital expenditures to support existing business.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 addresses the accounting and financial reporting for goodwill and other intangible assets upon acquisition and in the periods following acquisition. Under Statement 142, goodwill and intangible assets determined to have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have definite useful lives will be amortized over their useful lives to their estimated residual values. In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $13.7 million that will be subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, the Company will be evaluating the impact of adoption on existing goodwill during 2001 but expects no material impact on the consolidated financial position or results of operations.

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

     The case is scheduled for trial in late 2001. If the Company wins this lawsuit and has previously collected a cash refund for the Demutualization payment deduction discussed in note 3, the tax recoveries for the years 1996 through 1999 would most likely be realized in the form of income tax credit carryovers rather than cash.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 25, 2001, the following members were elected to the Board of Directors:

                                        Votes For         Votes Withheld
                                        ---------         --------------
A. Hugh Ewing, III                      26,965,303            138,993
William R. Harvey, Ph.D.                26,945,155            159,141
Gary A. Jobson                          25,120,945           1,983,351
William N. Powell                       26,967,099            137,197
John Sherman, Jr.                       26,966,424            137,872
R. Gordon Smith, Esq.                   26,370,338            733,958

The matters voted upon at the Annual Meeting of Shareholders and the results of the voting were as follows:


                                                       Votes For    Votes Against  Votes Abstained
                                                       ---------    -------------  ---------------
Ratification of KPMG LLP as independent auditors of
the Company for 2001                                   26,916,984       126,000          61,312

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number            Description
------            -----------

    11       -- Computation  of per share  earnings for the three months and six months ended June 30, 2001. Exhibit has been omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  Reports on Form 8-K:
     None filed during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRIGON HEALTHCARE, INC.
                                                Registrant




Dated: August 14, 2001              By: /s/ Thomas R. Byrd
                                        ----------------------------------
                                          THOMAS R. BYRD
                                             SENIOR VICE PRESIDENT & CHIEF
                                               FINANCIAL OFFICER
                                             (PRINCIPAL ACCOUNTING AND
                                               FINANCIAL OFFICER)