Form 10-Q
period 2001-09-30
TRIGON HEALTHCARE INC
filed 2001-11-14
CIK 1017747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended September 30, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
     For the transition period from ________________  to ___________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of each class                    Outstanding at November 13, 2001
      -------------------                    --------------------------------
  Class A Common Stock, $0.01 par value         35,786,194 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
THIRD QUARTER 2001 FORM 10-Q
TABLE OF CONTENTS


                                                                           Page
                                                                           ----


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
          Consolidated Balance Sheets as of September 30, 2001 and
            December 31, 2000                                                1

          Consolidated Statements of Operations for the Three Months and
            Nine Months Ended September 30, 2001 and 2000                    2

          Consolidated Statements of Changes in Shareholders' Equity and
            Comprehensive Income for the Three Months and Nine Months
            Ended September 30, 2001 and 2000                                3

          Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000                                4

          Notes to Consolidated Financial Statements                    5 - 12

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        12 - 19

  Item 3. Quantitative and Qualitative Disclosures about Market Risk        20

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                 20

  Item 6. Exhibits and Reports on Form 8-K                                  21

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                  (Unaudited)
                                                               September 30,      December 31,
                                                                        2001              2000
                                                               --------------  ----------------
                                    Assets
 Current assets
     Cash                                                     $       13,198             6,345
     Investment securities, at estimated fair value                1,755,040         1,775,307
     Premiums and other receivables                                  546,065           499,921
     Deferred income taxes                                            11,867             3,525
     Other                                                            11,640            14,676
                                                               --------------  ----------------
             Total current assets                                  2,337,810         2,299,774

 Property and equipment, net                                          85,271            69,757
 Deferred income taxes                                                45,843            48,207
 Goodwill and other intangibles, net                                  14,078            15,303
 Restricted investments, at estimated fair value                       7,473             7,331
 Other assets                                                          7,534             8,120
                                                               --------------  ----------------
             Total assets                                     $    2,498,009         2,448,492
                                                               ==============  ================

                     Liabilities and Shareholders' Equity
 Current liabilities
     Medical and other benefits payable                       $      621,180           563,398
     Unearned premiums                                               148,933           130,502
     Accounts payable and accrued expenses                            79,957            85,993
     Other liabilities                                               243,433           246,069
     Commercial paper                                                 99,727                 -
                                                               --------------  ----------------
        Total current liabilities                                  1,193,230         1,025,962

 Obligations for employee benefits, noncurrent                        50,817            47,136
 Medical and other benefits payable, noncurrent                       72,670            72,108
 Commercial paper, noncurrent                                        200,000           275,448
 Minority interest in subsidiary                                      12,625            12,976
                                                               --------------  ----------------
             Total liabilities                                     1,529,342         1,433,630
                                                               --------------  ----------------

 Shareholders' equity
     Common stock                                                        358               375
     Capital in excess of par                                        784,979           802,584
     Retained earnings                                               192,934           205,045
     Unearned compensation-restricted stock                           (2,282)           (2,234)
     Accumulated other comprehensive income (loss) (note 6)           (7,322)            9,092
                                                               --------------  ----------------
              Total shareholders' equity                             968,667         1,014,862

 Commitments and contingencies (note 7)
                                                               --------------  ----------------

              Total liabilities and shareholders' equity      $    2,498,009         2,448,492
                                                               ==============  ================



See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     For the three months and nine months ended September 30, 2001 and 2000
                      (in thousands, except per share data)




                                                           Three Months Ended September 30        Nine Months Ended September 30
                                                           -------------------------------        ------------------------------
                                                                    2001              2000                2001              2000
                                                            ------------    --------------        ------------    --------------
Revenues
    Premium and fee revenues
      Commercial                                            $    550,962         473,638             1,593,345         1,378,326
      Federal Employee Program                                   135,421         116,688               395,411           344,561
      Amounts attributable to self-funded arrangements           406,767         354,211             1,205,221         1,035,419
      Less:  amounts attributable to claims under
           self-funded arrangements                             (353,625)       (311,441)           (1,046,003)         (912,720)
                                                            ------------    --------------        ------------    --------------
                                                                 739,525         633,096             2,147,974         1,845,586

   Investment income                                              25,626          29,660                80,180            85,663
    Net realized losses                                          (36,971)         (2,456)              (59,778)           (7,888)
    Other revenues                                                 4,816           6,179                15,489            17,519
                                                            ------------    --------------        ------------    --------------
         Total revenues                                          732,996         666,479             2,183,865         1,940,880


Expenses
    Medical and other benefit costs
      Commercial                                                 447,932         376,233             1,296,367         1,116,324
      Federal Employee Program                                   129,587         111,839               377,801           329,241
                                                            ------------    --------------        ------------    --------------
                                                                 577,519         488,072             1,674,168         1,445,565
    Selling, general and administrative expenses                 128,858         121,197               386,847           347,728
    Interest expense                                               3,005           4,325                10,750            12,393
                                                            ------------    --------------        ------------    --------------
         Total expenses                                          709,382         613,594             2,071,765         1,805,686
                                                            ------------    --------------        ------------    --------------

Income before income taxes and minority interest                  23,614          52,885               112,100           135,194

    Income tax expense                                             7,325          17,561                36,830            41,289
                                                            ------------    --------------        ------------    --------------
Income before minority interest                                   16,289          35,324                75,270            93,905

Minority interest in net earnings of subsidiary                      528           1,326                   640             2,925
                                                            ------------    --------------        ------------    --------------
Net income                                                  $     15,761          33,998                74,630            90,980
                                                            ============    ==============        ============    ==============
Earnings per share (note 5)
    Basic net income                                        $       0.44            0.91                  2.05              2.42
                                                            ============    ==============        ============    ==============
    Diluted net income                                      $       0.43            0.88                  1.99              2.36
                                                            ============    ==============        ============    ==============
Weighted average number of common shares outstanding
    Basic                                                         35,803          37,521                36,423            37,668
                                                            ============    ==============        ============    ==============
    Diluted                                                       36,980          38,723                37,551            38,622
                                                            ============    ==============        ============    ==============


See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME  (UNAUDITED)
     For the three months and nine months ended September 30, 2001 and 2000
                                 (in thousands)




                                                                                     2001         2000
                                                                                ----------   ----------
Balance as of July 1                                                           $  969,395      964,517

Net income                                                                         15,761       33,998
Net unrealized gains (losses) on investment securities, net of income taxes        (4,829)          74
                                                                                ----------   ----------

    Comprehensive income                                                           10,932       34,072
                                                                                ----------   ----------

Purchase and reissuance of common stock under stock option and other employee
   benefits plans, including tax benefits and net of amortization                  (5,018)      (3,019)
Change in common stock held by consolidated grantor trusts                            255          (29)
Purchase and retirement of common stock                                            (6,897)      (3,726)
                                                                                ----------   ----------

Balance as of September 30                                                    $   968,667      991,815
                                                                                ==========   ==========


Balance as of January 1                                                       $ 1,014,862      936,957

Net income                                                                         74,630       90,980
Change in minimum pension liability, net of income taxes                               22            -
Net unrealized losses on investment securities, net of income taxes               (16,436)      (9,554)
                                                                                ----------   ----------

    Comprehensive income                                                           58,216       81,426
                                                                                ----------   ----------

Purchase and reissuance of common stock under stock option and other employee
  benefit plans, including tax benefits and net of amortization                    (8,502)      (9,082)
Change in common stock held by consolidated grantor trusts                           (387)       3,567
Purchase and retirement of common stock                                           (95,522)     (21,053)
                                                                                ----------   ----------

Balance as of September 30                                                    $   968,667      991,815
                                                                                ==========   ==========



See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             For the nine months ended September 30, 2001 and 2000
                                 (in thousands)


                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                         2001           2000
                                                                                 -------------   ------------
Net income                                                                       $     74,630         90,980
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                                      16,025         11,139
    Amortization of unearned compensation                                               1,377          2,327
    Accretion of discounts and amortization of premiums, net                           (3,684)       (12,339)
    Change in allowance for doubtful accounts receivable                               (3,672)           (25)
    Increase in premiums and other receivables                                        (57,222)       (48,201)
    Decrease (increase) in other assets                                                 3,137           (620)
    Increase in medical and other benefits payable                                     58,344         27,069
    Increase in unearned premiums                                                      18,431         14,457
    Decrease in accounts payable and accrued expenses                                  (6,036)        (3,892)
    Increase (decrease) in other liabilities                                           12,979        (51,302)
    Change in deferred income taxes                                                     3,313         21,653
    Increase (decrease) in minority interest                                             (351)         2,925
    Decrease in obligations for employee benefits                                      (2,041)        (3,294)
    Loss on disposal of property and equipment and other assets                           153             44
    Realized investment losses, net                                                    59,778          7,888
                                                                                 -------------   ------------

            Net cash provided by operating activities                                 175,161         58,809
                                                                                 -------------   ------------

Cash flows from investing activities
  Proceeds from sale of property and equipment and other assets                           230             12
  Capital expenditures                                                                (31,753)       (20,785)
  Cash paid for the purchase of minority interest                                           -         (2,660)
  Cash transferred with the sale of subsidiary, net of cash received                        -        (15,337)
  Investment securities purchased                                                  (4,111,801)    (3,359,431)
  Proceeds from investment securities sold                                          3,024,054      2,722,258
  Maturities of fixed income securities                                             1,012,821        607,379
                                                                                 -------------   ------------

            Net cash used in investing activities                                    (106,449)       (68,564)
                                                                                 -------------   ------------

Cash flows from financing activities
  Payments on long-term debt                                                                -       (248,039)
  Change in commercial paper notes                                                     24,279        275,199
  Purchase and reissuance of common stock under stock option
     and employee benefit plans, including tax benefits                                (9,900)       (11,708)
  Change in common stock (purchased) distributed by consolidated grantor trusts          (387)         3,567
  Purchase and retirement of common stock                                             (95,522)       (21,053)
  Change in outstanding checks in excess of bank balance                               19,671         14,564
                                                                                 -------------   ------------

            Net cash provided by (used in) financing activities                       (61,859)        12,530
                                                                                 -------------   ------------

Increase in cash                                                                        6,853          2,775

Cash - beginning of period                                                              6,345          2,530
                                                                                 -------------   ------------

Cash - end of period                                                             $     13,198          5,305
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

   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results for the full year.

   Certain prior period amounts have been reclassified to conform to the current period presentation.

2. REVOLVING CREDIT FACILITIES AND COMMERCIAL PAPER

   In November 2001, the Company entered into new revolving credit facilities with a syndicate of lenders, replacing the existing revolving credit facility expiring in February 2002. The new credit facilities consist of a $100 million 364-day revolving credit facility and a $200 million 5-year revolving credit facility. These credit facilities may be used for general corporate purposes and are currently being used to back the commercial paper discussed below. The terms of the credit facilities provide for various borrowing options and rates and require the Company to pay facility and administrative fees on a quarterly basis. The credit facilities contain certain financial covenants and restrictions including minimum net worth requirements and debt to consolidated net worth ratio limitations. There were no amounts borrowed under the former or current credit facilities during 2001. Use of the credit facilities to back the commercial paper reduces the amounts available for borrowing under these facilities.

   In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. The Company issued an additional $0.2 million in commercial paper during the third quarter of 2001. As of September 30, 2001, outstanding notes under the commercial paper program totaled approximately $299.7 million with an average maturity of 11 days.

   As of December 31, 2000, outstanding notes totaled approximately $275.4 million with an average maturity of 14 days. The weighted-average discount yield on the outstanding commercial paper notes as of September 30, 2001 and December 31, 2000 was 3.29% and 6.83%, respectively. The commercial paper is currently backed by revolving credit facilities. The Company has the intent to maintain commercial paper borrowings of at least this amount for more than one year. For financial reporting purposes, the commercial paper has been classified as a combination of current and noncurrent liabilities in the accompanying consolidated statements of financial condition based on the terms of the revolving credit facilities backing these notes.

3. INCOME TAXES

   The effective tax rate on income before income taxes and minority interest for the three months ended September 30, 2001 and 2000 was 31.0% and 33.2%, respectively. The effective tax rate on income before income taxes and minority interest for the nine months ended September 30, 2001 and 2000 was 32.9% and 30.5%, respectively. The effective tax rate for the nine months ended September 30, 2000 includes a $2.7 million tax benefit realized during the second quarter of 2000 related to the sale of the Company's Mid-South subsidiary. Excluding this tax benefit, the effective tax rate for the nine months ended September 30, 2000 was 32.6%. The effective tax rates for 2001 and 2000, excluding the $2.7 million tax-exempt benefit in 2000, differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds that reduce the effective tax rate by the effect of the tax-exempt investment income earned.

   In conjunction with the Demutualization, the Company was required to make a payment of $175 million to the Commonwealth of Virginia (Commonwealth Payment) which was expensed and paid in prior years. The Company claimed the $175 million Commonwealth Payment as a deduction. The Internal Revenue Service denied this deduction during the course of its audit of the Company. The Company continued to pursue the deduction and in April 2001 received a Technical Advice Memorandum from the National Office of the IRS that supports the Company's position that the payment constitutes a normal business expense, and therefore should be deductible. The Company will recognize the financial statement impact of the deduction upon receipt of final approval by the IRS after review by the Congressional Joint Committee on Taxation. Final approval is estimated to take six to twelve months. The Company expects to recover approximately $35 million in cash refunds and $26 million in income tax credit carryovers.

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

4. CAPITAL STOCK

   The Company continued its second stock repurchase program during the third quarter of 2001. The Company purchased and retired 115,000 shares of its common stock at a cost of approximately $6.9 million during the third quarter of 2001, bringing the total shares purchased during 2001 to 1,752,830 at a cost of approximately $95.5 million. The excess of the cost of the acquired shares over par value is charged on a pro rata basis to capital in excess of par and retained earnings.

   In February 2001, the Board of Directors granted 24,052 shares of the Company's common stock as restricted stock awards in accordance with the provisions of the 1997 Stock Incentive Plan (Incentive Plan). The shares vest on a pro rata basis over three years. The recipients of the restricted stock awards generally may not dispose or otherwise transfer the restricted stock until vested. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period. A total of 86,327 restricted shares were outstanding as of September 30, 2001. Amortization for the three months ended September 30, 2001 and 2000 was $0.5 million and $0.3 million, respectively, and for the nine months ended September 30, 2001 and 2000 was $1.4 million and $2.3 million, respectively.

5. NET INCOME AND NET INCOME PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2001 and 2000 (in thousands, except per share data):

                                                     Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                    2001             2000             2001             2000
------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per
  share - net income                            $  15,761           33,998           74,630           90,980
============================================================================================================
Denominator
  Denominator for basic earnings per share -
     weighted average shares                       35,803           37,521           36,423           37,668
  Effect of dilutive securities
     Employee and director stock options and
     nonvested restricted stock awards              1,177            1,202            1,128              954
------------------------------------------------------------------------------------------------------------
  Denominator for diluted earnings per share       36,980           38,723           37,551           38,622
------------------------------------------------------------------------------------------------------------
Basic net income per share                      $    0.44             0.91             2.05             2.42
============================================================================================================
Diluted net income per share                    $    0.43             0.88             1.99             2.36
============================================================================================================


Shares of nonvested restricted stock are not considered outstanding in computing the weighted-average number of common shares for basic earnings per share, but are included in diluted earnings per share using the treasury stock method.

6.   COMPREHENSIVE INCOME

     The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the three months ended September 30, 2001 and 2000 were as follows (in thousands):

                                                                                         2001            2000
     ---------------------------------------------------------------------------------------------------------
     Net unrealized losses on investment securities, net of income taxes
         Net holding losses arising during the period, net of income tax
           benefit of $15,949 and $821                                          $    (28,860)         (1,522)
         Less:  reclassification adjustment for net losses included in net
           income, net of income tax benefit of $12,940 and $860                     (24,031)         (1,596)
     ---------------------------------------------------------------------------------------------------------

     Net unrealized gains (losses) on investment securities, net of income
       taxes                                                                    $     (4,829)             74
     =========================================================================================================

     The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                                                                         2001            2000
     ---------------------------------------------------------------------------------------------------------
     Net unrealized losses on investment securities, net of income taxes
         Net holding losses arising during the period, net of income tax
           benefit of $30,203 and $7,906                                        $    (55,292)        (14,681)

         Less:  reclassification adjustment for net losses included in net
           income, net of income tax benefit of $20,922 and $2,761                   (38,856)         (5,127)
     ---------------------------------------------------------------------------------------------------------

     Net unrealized losses on investment securities, net of income taxes        $    (16,436)         (9,554)
     =========================================================================================================

     The components of accumulated other comprehensive income (loss) as of September 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                                                September 30,   December 31,
                                                                                         2001           2000
     --------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on investment securities, net of income
       tax expense (benefit) of $(4,374) and $4,907                         $         (7,322)          9,114
     Minimum pension liability, net of income taxes of $12 in 2000                         -             (22)
     --------------------------------------------------------------------------------------------------------

     Accumulated other comprehensive income (loss)                          $         (7,322)          9,092
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

     The case is scheduled for trial in November 2001. If the Company wins this lawsuit and has previously collected refunds for the Demutualization payment deduction discussed in note 3, the tax recoveries for the years 1996 through 1999 would most likely be realized in the form of income tax credit carryovers rather than cash.

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

8.   MID-SOUTH EXIT OF HEALTH INSURANCE MARKET AND SALE OF TRIGON ADMINISTRATORS

     During the nine months ended September 30, 2001, the Company made payments of $7.7 million against the claim reserves for future losses related to the third quarter 1999 Mid-South exit accrual. There have been no payments made against the accrual for certain other costs during 2001. No other payments or adjustments were made to the exit accruals in the third quarter of 2001. The remaining accrual is expected to be sufficient to satisfy any potential payments related to the 1999 exit.

     In March 2001, the Company sold Trigon Administrators, Inc. and its Property and Casualty Division, which provides workers compensation, liability and short-term disability services, and recognized a gain of $3.5 million on the sale. The gain is included as a component of net realized losses in the accompanying consolidated statements of operations.

9.  SEGMENT INFORMATION

  The following table presents information by reportable segment for the three months and nine months ended September 30, 2001 and 2000 (in thousands):

                                                    Health      Government                    All
                                                   Insurance     Programs    Investments     Other        Total
-----------------------------------------------------------------------------------------------------------------
Three months ended September 30,
2001
        Revenues from external customers        $     604,104      135,421             -        3,972     743,497
        Investment income and net realized                  -            -       (11,345)           -     (11,345)
          losses
        Intersegment revenues                           4,115            -             -        2,412       6,527
        Depreciation and amortization                   6,125          163             6          363       6,657
          expense
        Income (loss) before income taxes
          and minority interest                        47,066        1,234       (11,345)       1,345      38,300


2000
        Revenues from external customers        $     516,408      116,688             -        5,535     638,631
        Investment income and net realized                  -            -        27,204            -      27,204
          losses
        Intersegment revenues                           3,300            -             -        2,098       5,398
        Depreciation and amortization                   3,443           60             6          523       4,032
          expense
        Income (loss) before income taxes
          and minority interest                        39,234          (28)       27,204        1,572      67,982


Nine months ended September 30,
2001
        Revenues from external customers        $   1,752,563      395,411             -       12,844   2,160,818
        Investment income and net realized                  -            -        20,402            -      20,402
          losses
        Intersegment revenues                          11,466            -             -        6,884      18,350
        Depreciation and amortization                  15,181          176            20        1,225      16,602
          expense
        Income before income taxes and
          minority interest                           126,399        4,910        20,402        3,028     154,739


2000
        Revenues from external customers        $   1,501,025      344,561             -       15,863   1,861,449
        Investment income and net realized                  -            -        77,775            -      77,775
          losses
        Intersegment revenues                           9,903            -             -        5,766      15,669
        Depreciation and amortization                  10,188          181            16        1,286      11,671
          expense
        Income before income taxes and
          minority interest                            91,954        1,290        77,775        2,878     173,897


  A reconciliation of reportable segment total revenues, income before income taxes and minority interest and depreciation and amortization expense to the corresponding amounts included in the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                        Three Months               Nine Months
                                                            Ended                      Ended
                                                        September 30,             September 30,
                                                 ----------------------------------------------------
                                                      2001         2000         2001          2000
-----------------------------------------------------------------------------------------------------
Revenues
  Reportable segments
    External revenues                             $  743,497      638,631     2,160,818     1,861,449
    Investment revenues (losses)                     (11,345)      27,204        20,402        77,775
    Intersegment revenues                              6,527        5,398        18,350        15,669
  Other corporate revenues                               844          644         2,645         1,656
  Elimination of intersegment revenues                (6,527)      (5,398)      (18,350)      (15,669)
-----------------------------------------------------------------------------------------------------

Total revenues                                    $  732,996      666,479     2,183,865     1,940,880
=====================================================================================================

Profit or Loss
  Reportable segments                             $   38,300       67,982       154,739       173,897
  Corporate expenses not allocated to segments       (11,681)     (10,772)      (31,889)      (26,310)
  Unallocated  amount - interest expense              (3,005)      (4,325)      (10,750)      (12,393)
-----------------------------------------------------------------------------------------------------

Income before income taxes and minority interest  $   23,614       52,885       112,100       135,194
=====================================================================================================

Depreciation and amortization expense
  Reportable segments                             $    6,657        4,032        16,602        11,671
  Not allocated to segments                             (658)        (126)         (577)         (531)
-----------------------------------------------------------------------------------------------------

Depreciation and amortization expense             $    5,999        3,906        16,025        11,139
=====================================================================================================

10.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, effective January 1, 2001. The Company enters into foreign currency forward contracts (forward contracts) to minimize exposure to fluctuations in foreign currency exchange rates. Company policy only permits utilization of these instruments in its foreign denominated bond and equity portfolios. The counterparties to these transactions are major financial institutions. The Company may incur a loss with respect to these transactions to the extent that the counterparty fails to perform under a contract and exchange rates have changed unfavorably since the inception of the contract. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The forward contracts involve the exchange of one currency for another at a future date and typically have maturities of one year or less. The forward contracts do not qualify for hedge accounting under SFAS No. 133, as amended. Accordingly, upon adoption, the forward contracts were recorded at fair value with changes in fair value recorded as realized gains or losses in the consolidated statements of operations. The fair value of forward contracts held by the Company as of January 1, 2001 was not material.

     The Company also enters into financial futures contracts for portfolio strategies such as minimizing interest rate risk and managing portfolio duration. The notional amount of the futures contracts is limited to that of the market value of the underlying portfolios. Should this limitation be exceeded, futures contracts are immediately terminated in order to comply with this restriction. Initial margins in the form of securities are maintained with the counterparties for these transactions. Changes in fair value of financial futures, determined and settled with the counterparties on a daily basis, are recorded as realized gains or losses in the consolidated statements of operations. Terminations of contracts are accounted for in the same manner. The adoption of SFAS No. 133, as amended, did not change the accounting for these contracts.

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