Form 10-Q/A
period 2001-09-30
TRIGON HEALTHCARE INC
filed 2001-11-15
CIK 1017747

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

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                                  As of September 30,
                                           ---------------------------
                                                2001              2000
----------------------------------------------------------------------
Health Insurance
Commercial
 HMO                                         292,795           268,112
 PPO                                         525,595           467,529
 PAR                                         123,534           140,008
 Medicaid HMO                                 58,771            55,054
 Medicare supplement                         119,744           119,773
----------------------------------------------------------------------
   Total commercial                        1,120,439         1,050,476
Self-funded                                  772,148           715,052
Processed for other Blue Cross and Blue
 Shield Plans (ASO)                                -             5,314
----------------------------------------------------------------------
Total health insurance                     1,892,587         1,770,842
----------------------------------------------------------------------
Government
 Federal Employee Program (PPO)              222,182           221,196
----------------------------------------------------------------------
Total government                             222,182           221,196
----------------------------------------------------------------------
Total                                      2,114,769         1,992,038
======================================================================


PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                         Three months ended               Nine months ended
                                            September 30,                    September 30,
                                ---------------------------------------------------------------
                                        2001             2000             2001             2000
-----------------------------------------------------------------------------------------------
Health Insurance
 Commercial
  HMO                           $    123,115          104,882          358,201          325,946
  PPO                                257,539          206,417          733,303          573,090
  PAR                                 65,805           68,050          198,458          207,316
  Medicaid HMO                        37,098           32,138          103,786           87,341
  Medicare supplement                 67,405           62,151          199,597          184,633
-----------------------------------------------------------------------------------------------
 Total commercial                    550,962          473,638        1,593,345        1,378,326
 Self-funded                         406,767          354,211        1,205,221        1,035,419
-----------------------------------------------------------------------------------------------
Total health insurance               957,729          827,849        2,798,566        2,413,745
Government
 Federal Employee Program (PPO)      135,421          116,688          395,411          344,561
-----------------------------------------------------------------------------------------------
Total government                     135,421          116,688          395,411          344,561
-----------------------------------------------------------------------------------------------
Total                           $  1,093,150          944,537        3,193,977        2,758,306
===============================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Premium and fee revenues increased 16.8% to $739.5 million in the third quarter of 2001 from $633.1 million in the third quarter of 2000. The $106.4 million increase is due to a combination of enrollment growth and rate increases in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment. Commercial revenue increased 16.3% to $551.0 million in the third quarter of 2001 from $473.6 million in the third quarter of 2000, driven by a 6.7% increase in members and rate increases. Premium revenues on a per member per month basis for the Company's commercial business increased 8.9% to $164.97 in the third quarter of 2001 from $151.53 in the third quarter of 2000. Self-funded margins increased $10.4 million or 24.3%. The improvement is a result of 8.0% higher enrollment and a 16.1% increase in margin per member per month. The government segment's FEP revenues increased 16.1% to $135.4 million the third quarter of 2001 from $116.7 million in the third quarter of 2000 due to increased medical costs to be reimbursed by OPM.

Total enrollment increased to 2,114,769 as of September 30, 2001 from 1,992,038 as of September 30, 2000. The increase of 122,731 was a result of a 121,745 increase in the Company's health insurance segment and a 986 increase in the government segment. The health insurance enrollment increase was primarily the result of a 69,963 increase in commercial enrollment, a 6.7% increase, and a 57,096 increase in self-funded enrollment, an 8.0% increase. Enrollment in the HMO network, which accounts for 31.4% of the total commercial enrollment, increased by 8.8% over the prior year. Enrollment in the PPO network as of September 30, 2001 increased 12.4% over September 30, 2000 and accounts for 46.9% of the Company's commercial enrollment. Growth in PPO was offset by an expected decline of 11.8% in the Company's PAR network as members continue to migrate into more tightly managed networks. The PAR network enrollment represents 11.0% of the Company's commercial enrollment.

Investment income decreased 13.6% to $25.6 million in the third quarter of 2001 from $29.7 million in the third quarter of 2000. The decline is due to continued purchases under the stock repurchase program affecting the amount available for investment and the impact of declining interest rates. Net realized losses increased to $37.0 million in the third quarter of 2001 from $2.5 million in the third quarter of 2000. The increase in realized losses was primarily from equity-indexed investment (futures contracts) losses reflecting the impact of various market factors, including the events of September 11.

Medical costs increased 18.3% to $577.5 million in the third quarter of 2001 from $488.1 million in the third quarter of 2000. The $89.4 million increase is a result of growth in the health insurance segment's commercial enrollment, continued increased medical costs and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 11.4 % to $134.12 in the third quarter of 2001 from $120.37 in the third quarter of 2000. The medical cost ratio on commercial business increased to 81.3% in the third quarter of 2001 from the unusually low level of 79.4% in the third quarter of 2000. Medical cost increases have been slightly higher than expected driven primarily by overall increases in the use of physician services, hospital services and the move toward higher-priced medications that are heavily advertised to the consumer.

Selling, general and administrative expenses (SG&A) increased $7.7 million to $128.9 million in the third quarter of 2001 from $121.2 million in the third quarter of 2000. This increase is attributed to the incremental commissions and operating costs resulting from the enrollment increase and continuing investments in technology. The SG&A ratio decreased to 11.7% in the third quarter of 2001 from 12.8% in the third quarter of 2000. The reduced SG&A ratio demonstrates the leveraging impact of revenue growth. Increased revenue growth has allowed the Company to cover inflation and volume growth and make investments in the business while simultaneously improving the SG&A ratio.

Interest expense in the third quarter of 2001 was $3.0 million compared to $4.3 million in the third quarter of 2000. The decrease in interest expense is due to declining interest rates on short-term borrowings in 2001 that more than offset the impact of the increase in commercial paper issued between the end of the third quarters of 2000 and 2001.

Income before income taxes and minority interest decreased $29.3 million to $23.6 million in the third quarter of 2001 from $52.9 million in the third quarter of 2000. The decrease is a result of an increase in net realized losses of $34.5 million and decreased investment income of $4.0 million offset by a $7.9 million increase in operating income and lower interest expense of $1.3 million. Operating income is calculated as the sum of premium and fee revenues and other revenues less the sum of medical and other benefit costs and selling, general and administrative expenses. It differs from income before income taxes and minority interest because it excludes both income and realized gains or losses from investment securities and interest expense on debt. Operating income is intended to be used as a measure of operating performance of the Company's health care business and does not capture the Company's performance of its investment portfolio and the interest incurred on debt. The Company's definition of operating income may not be comparable to similarly titled measures reported by other companies and should not be construed as a substitute for, or a better indicator of, pretax profitability than income before income taxes and minority interest, which is determined in accordance with GAAP.

The effective tax rate on income before income taxes and minority interest for the third quarter of 2001 and third quarter of 2000 was 31.0% and 33.2%, respectively. The effective tax rates for 2001 and 2000 differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds that reduce the effective tax rate by the effect of the tax-exempt investment income earned.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Premium and fee revenues increased 16.4% to $2.1 billion in the first nine months of 2001 from $1.8 billion in the first nine months of 2000. The $302.4 million increase is due to a combination of enrollment growth and rate increases in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment. Commercial revenue increased 15.6% to $1.6 billion in the first nine months of 2001 from $1.4 billion in the first nine months of 2000, driven by a 6.7% increase in members and rate increases. Premium revenues on a per member per month basis for the Company's commercial business increased 8.4% to $161.48 in the first nine months of 2001 from $148.94 in the first nine months of 2000. Self-funded margins increased $36.5 million or 29.8%. The improvement is a result of 8.0% higher enrollment, a 20.5% increase in margin per member per month and the elimination of a $3.0 million allowance established in 2000 to cover possible claims run-out for a self-funded group that previously declared bankruptcy. During the first quarter of 2001, the group pre-funded this amount making the allowance no longer necessary. The government segment's FEP revenues increased 14.8% to $395.4 million the first nine months of 2001 from $344.6 million in the first nine months of 2000 due to increased medical costs to be reimbursed by OPM.

Investment income decreased 6.4% to $80.2 million in the first nine months of 2001 from $85.7 million in the first nine months of 2000. The decline is due to continued purchases under the stock repurchase program affecting the amount available for investment and the impact of declining interest rates. Net realized losses increased to $59.8 million in the first nine months of 2001 from $7.9 million in the first nine months of 2000. The net realized losses for the first nine months of 2001 consist of $63.3 million of net realized losses on investments and a $3.5 million gain on the sale of Trigon Administrators. The increase in realized losses was primarily from equity-indexed investment losses reflecting the impact of various market factors, the repositioning of the underperforming medium-quality bond portion of the portfolio during the second quarter of 2001 and normal portfolio turnover during a period of declining prices for equities. In March 2001, the Company sold Trigon Administrators, Inc. and its Property and Casualty Division, which provides workers compensation, liability and short-term disability services, and recognized a gain of $3.5 million on the sale.

Medical costs increased 15.8% to $1.7 billion in the first nine months of 2001 from $1.4 billion in the first nine months of 2000. The $228.6 million increase is a result of growth in the health insurance segment's commercial enrollment, continued increased medical costs and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 8.9 % to $131.39 in the first nine months of 2001 from $120.63 in the first nine months of 2000. The medical cost ratio on commercial business increased to 81.4% in the first nine months of 2001 from 81.0% in the first nine months of 2000. Medical cost increases have been slightly higher than expected driven primarily by overall increases in the use of physician services, hospital services and the move toward higher-priced medications that are heavily advertised to the consumer.

SG&A expenses increased $39.1 million to $386.8 million in the first nine months of 2001 from $347.7 million in the first nine months of 2000. This increase is attributed to the incremental commissions and operating costs resulting from the enrollment increase and continuing investments in technology. Administrative expenses for the first nine months of 2001 also included a $3.2 million write-off in the first quarter of previously capitalized software related to the Company's e-distribution initiative. The SG&A ratio decreased to 12.1 % in the first nine months of 2001 from 12.5% in the first nine months of 2000. The reduced SG&A ratio demonstrates the leveraging impact of revenue growth. Increased revenue growth has allowed the Company to cover inflation and volume growth, as well as make investments in the business while simultaneously improving the SG&A ratio.

Interest expense in the first nine months of 2001 was $10.8 million compared to $12.4 million in the first nine months of 2000. The decrease in interest expense is due to declining interest rates on short-term borrowings in 2001 that more than offset the impact of the increase in commercial paper issued between the end of the first nine months of 2000 and 2001.

Income before income taxes and minority interest decreased $23.1 million to $112.1 million in the first nine months of 2001 from $135.2 million in the first nine months of 2000. The decrease is a result of an increase in net realized losses on investment securities of $55.4 million and decreased investment income of $5.5 million offset by a $32.7 million increase in operating income, lower interest expense of $1.6 million, and the $3.5 million realized gain on sale of Trigon Administrators, Inc.

The effective tax rate on income before income taxes and minority interest for the first nine months of 2001 and first nine months of 2000 was 32.9% and 30.5%, respectively. The effective tax rate for the nine months ended September 30, 2000 includes a $2.7 million tax benefit realized during the second quarter of 2000 related to the sale of the Company's Mid-South subsidiary. Excluding this tax benefit, the effective tax rate for the nine months ended September 30, 2000 was 32.6%. The effective tax rates for 2001 and 2000, excluding the $2.7 million tax benefit in 2000, differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds that reduce the effective tax rate by the effect of the tax-exempt investment income earned.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premiums and fees received and investment income. The primary uses of cash include health care benefit expenses and capitation payments, brokers' and agents' commissions, administrative expenses, income taxes and repayment of debt. Trigon generally receives premium revenues in advance of anticipated claims for related health care services.

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A1" as of September 30, 2001. The portfolio had an average contractual maturity of 7.0 years as of September 30, 2001. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of September 30, 2001, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 13.5% of the total portfolio, as compared to 14% as of December 31, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 addresses the accounting and financial reporting for goodwill and other intangible assets upon acquisition and in the periods following acquisition. Under Statement 142, goodwill and intangible assets determined to have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have definite useful lives will be amortized over their useful lives to their estimated residual values. In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number         Description
------         -----------

   11    -- Computation of per share earnings for the three months and nine months ended September 30, 2001. Exhibit has been omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in
               Part I of this Form 10-Q.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  Reports on Form 8-K:
     None filed during the three months ended September 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRIGON HEALTHCARE, INC.
                                           Registrant




Dated: November 14, 2001               By:  /s/ Thomas R. Byrd
                                           -------------------------------
                                           THOMAS R. BYRD
                                            SENIOR VICE PRESIDENT & CHIEF
                                             FINANCIAL OFFICER
                                            (PRINCIPAL ACCOUNTING AND
                                             FINANCIAL OFFICER)