Form 10-K
period 2001-12-31
TRIGON HEALTHCARE INC
filed 2002-04-01
CIK 1017747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2002 was approximately $2,599,509,000 (based on the last reported sales price of $72.64 per share on March 26, 2002, on the New York Stock Exchange).

As of March 26, 2002, 35,786,194 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of Trigon Healthcare Inc.'s Annual Report to Shareholders for the year ended December 31, 2001 into Parts II and IV of this Form 10-K.
Certain portions of Trigon Healthcare Inc.'s definitive Proxy Statement dated March 22, 2002 for the Annual Meeting of Shareholders into Part III of this Form 10-K.

                             TRIGON HEALTHCARE, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                           Page
                                                                                                           ----
                                                       PART I

Item 1.      Business ....................................................................................    1
Item 2.      Properties ..................................................................................   18
Item 3.      Legal Proceedings ...........................................................................   18
Item 4.      Submission of Matters to a Vote of Security Holders .........................................   20

                                                       PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters .......................   20
Item 6.      Selected Financial Data .....................................................................   20
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations .......   20
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ..................................   20
Item 8.      Financial Statements and Supplementary Data .................................................   20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........   21

                                                      PART III

Item 10.     Directors and Executive Officers of the Registrant ..........................................   21
Item 11.     Executive Compensation ......................................................................   21
Item 12.     Security Ownership of Certain Beneficial Owners and Management ..............................   21
Item 13.     Certain Relationships and Related Transactions ..............................................   21
                                                       PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................   21

PART I

ITEM 1.  BUSINESS

GENERAL

Trigon Healthcare, Inc. through its subsidiaries is the largest managed health care company in Virginia, serving over 2.1 million members primarily through statewide and regional provider networks. (Trigon Healthcare, Inc. and subsidiaries herein collectively referred to as "Trigon" or the "Company"). The Company's membership represents approximately 30% of the Virginia population and 35% of the Virginia population in those areas where Trigon has the exclusive right to use the Blue Cross and Blue Shield service marks and tradenames.

The Company divides its business into four segments: health insurance, government programs, investments and all other. The Company's health insurance segment provides a comprehensive spectrum of managed care products primarily through three network systems with a range of utilization and cost containment controls. Within the Company's network product offerings, employer groups may choose various funding options ranging from fully insured to partially or fully self-funded financial arrangements. While self-funded customers participate in Trigon's networks, the claims are not underwritten by Trigon but are funded by the groups. As of December 31, 2001, the fully insured, also referred to as commercial, products made up over one-half of total enrollment. Its components include: three HMO networks which are the Company's most tightly managed and cost efficient networks; the preferred provider organization ("PPO") networks which offer greater choice of providers than Trigon's HMO networks; and the participating provider ("PAR") network which is the Company's broadest and most flexible network. Commercial products also include Medicare supplement plans and Medicaid HMO plans. Self-funded enrollment as of December 31, 2001 represented 36.3% of total enrollment. Self-funded arrangements are available to groups with more than 100 employees and are typically utilized by groups with more than 1,000 employees. Trigon charges self-funded groups administrative fees which are based on the number of members in a group or the group's claims experience. In addition, most self-funded groups purchase aggregate and/or claim specific stop loss coverage. In exchange for a premium, the group's aggregate liability is capped for the year or the group's liability on any one episode of care is capped.

The government programs segment includes the Federal Employee Program ("FEP"). Through its participation in the national contract between the Blue Cross and Blue Shield Association ("BCBSA") and the U.S. Office of Personnel Management ("OPM"), the Company provides health benefits to federal employees in Virginia. FEP revenues represent the reimbursement by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program's overall profit. As of December 31, 2001, FEP enrollment represented 10.4% of total enrollment. The Company discontinued its role as a claims processing intermediary for the federal government with the Medicare Part A program in Virginia and West Virginia effective August 31, 1999. Additionally, the Company discontinued its role as the primary provider of computer processing capabilities for Medicare Part A claims processing to certain other Blue Cross and Blue Shield plans during November 1999. As fiscal intermediary for Medicare, the Company allocated operating expenses to this line of business to determine reimbursement due for services rendered in accordance with the contracts in force. Claims processed under this arrangement, which are subject to audit, were not included in the consolidated statements of operations. The reimbursement of allocated operating expenses, also subject to audit, was recorded as a reduction of the Company's selling, general and administrative expenses.

All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other health-related business, including disease management programs, benefits administration, health promotions and similar products, is reflected in an "all other" category. In March 2001, the Company sold Trigon Administrators, Inc. and its Property and Casualty Division, which provides workers compensation, liability and short-term disability services, and recognized a gain of $3.5 million on the sale. The gain is included as a component of net realized losses in the accompanying consolidated statements of operations.

Refer to Note 20, "Segment Information" on pages 53 through 55 of the Company's 2001 Annual Report to Shareholders, which are incorporated herein by reference, for financial information relating to reportable segments.

The following table sets forth the data by network for the last five years:

                                             ENROLLMENT BY NETWORK SYSTEM

                                                                            As of December 31,
                                                           2001          2000          1999          1998          1997
                                                   ------------- ------------- ------------- ------------- -------------
Health Insurance
Commercial
   HMO .........................................        301,231       272,546       274,184       255,879       255,548
   PPO .........................................        540,362       488,645       378,406       297,939       263,828
   PAR .........................................        119,569       134,166       151,673       165,239       192,825
   Medicaid/Medicare HMO /(1)/ .................         61,777        58,021        51,404        31,338        35,488
   Medicare supplement .........................        116,754       119,535       119,050       121,322       125,686
                                                   ------------- ------------- ------------- ------------- -------------
Total commercial excluding Mid-South ...........      1,139,693     1,072,913       974,717       871,717       873,375
Self-funded ....................................        776,486       721,361       677,545       645,516       669,732
                                                   ------------- ------------- ------------- ------------- -------------
Total health insurance excluding Mid-South .....      1,916,179     1,794,274     1,652,262     1,517,233     1,543,107
                                                   ------------- ------------- ------------- ------------- -------------
Government

Federal Employee Program (PPO) .................        221,757       221,056       216,089       213,017       207,457
                                                   ------------- ------------- ------------- ------------- -------------
Total excluding Mid-South ......................      2,137,936     2,015,330     1,868,351     1,730,250     1,750,564
Mid-South, commercial ..........................              -             -             -       105,056        64,143
Mid-South, ASO .................................              -             -             -        26,065        25,663
                                                   ------------- ------------- ------------- ------------- -------------
Total ..........................................      2,137,936     2,015,330     1,868,351     1,861,371     1,840,370
                                                   ============= ============= ============= ============= =============

/(1)/ The Company exited from the Medicare HMO market effective January 1, 2000.

SIGNIFICANT CUSTOMERS

Trigon's two largest customers are the Commonwealth of Virginia ("COV") and FEP. Since 1972, the Company has provided health benefits to employees and retirees of COV. The current multi-year contract, with an initial contract period through June 2004, to administer the COV statewide, self-funded medical/drug health care benefits programs was effective July 2000. The net self-funded revenues under the contract represent 2.0% of total consolidated revenues during

2001 and cover 244,069 COV members as of December 31, 2001. Annually, at open enrollment, COV employees may select Trigon or other health benefit plan choices. FEP represents 17.8% of total consolidated revenues during 2001 and covers 221,757 members as of December 31, 2001. The contract renews automatically for a term of one year each January 1, unless either party gives written notice at least 60 days prior to the date of renewal. Under the program, a special FEP reserve is maintained at the national level as a protection against adverse claims trends. However, if the contract should terminate with a negative balance in the FEP special reserve, the losses would be allocated to participating plans as subcontractors based on a ratio of the Company's past five year claims experience as a percent of the total program's experience. As of September 30, 2001, the national reserve stood at 3.2 months of claims and administrative payments in reserve, which is above the target of a 3.0 month reserve base. The December 31, 2001 calendar year national reserve balance has not been published but is projected to remain at the September 30, 2001 reserve level.

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

Trigon established its first Health Maintenance Organization ("HMO") in 1984 and now operates three separate HMOs. HealthKeepers, Inc. ("HealthKeepers") is a state qualified HMO that operates primarily in the central, eastern and southwestern areas of Virginia. Priority Health Care, Inc. ("Priority") is a federally qualified HMO operating in the Tidewater area in Eastern Virginia. Peninsula Health Care, Inc. ("Peninsula"), a joint venture owned 51% by Trigon, is a state qualified HMO operating primarily on the Peninsula in Eastern Virginia. As of December 31, 2001, the HMO networks included approximately 2,300 primary care physicians, 5,200 specialist physicians and 53 acute care hospitals throughout Virginia. Members choose a primary care physician who is responsible for coordinating health care services for the member. The HMO product portfolio is presented to customers as a stand-alone HMO offering, or through "Blue Advantage," a program which includes HMO and PPO options administered and priced as a single program and which can only be utilized by groups that contract with Trigon on an exclusive basis. The Company's PPO network is a statewide PPO network which, as of December 31, 2001, included approximately 11,800 physicians and 89 acute care hospitals within Virginia. Members may seek care from any PPO network physician depending on services required. Trigon's PAR network provides more traditional health coverage and included approximately 12,200 physicians and 89 acute care hospitals. The PAR network offers members greater customization of benefit design and fewer restrictions in the use of non-network providers than the PPO network. Trigon expects that its PAR network and products will continue to be an important offering for groups desiring greater flexibility and choice in networks and benefits, as well as a source of new PPO and HMO members. Trigon also offers HMO products to Medicaid and State Children's Health Insurance Program participants in the Peninsula, Tidewater and Central Virginia regions. The Medicaid HMO products are provided under an annual contract with the Commonwealth of Virginia that may be terminated with 90 days notice.

Trigon's networks have contracts with hospitals, physicians and other professionals at generally reduced rates due to the volume of business it offers to health care providers that are a part of the network. Hospital provider contracts, typically three to five years in duration, are generally paid on the basis of per diems (i.e., fixed fee schedules where the daily rate is based on the type of service; primary method of in-patient reimbursement), per case per admission (i.e., fixed fee schedules for all services during a member's hospitalization), or a percentage of covered charges with limits on the subsequent year increases. The average rate negotiated with hospitals under this arrangement is lower than the hospital's average standard retail charges. Services not subject to special per case or per diem payment arrangements are generally paid according to a fee schedule or as a percentage of billed charges. In 1999, the Company completed a three year process to convert its facility outpatient contracts from a percent of covered charges to a fixed fee reimbursement schedule for 6,500 procedures which lead to a substantial reduction in unit cost as well as improved certainty on unit cost increases. When considering whether to contract with a physician, the Company conducts a credentialing program to evaluate the applicant's professional experience, including licensure. The Company's HMO network provides reimbursement to almost all of the primary care physicians in the HMO network on a capitated basis. Specialists are reimbursed based on a fee schedule or, in some cases, on a capitated basis. Some ancillary services, lab services, behavioral health and vision services are also capitated. PPO and PAR physician provider contracts employ fixed fee schedules, which are below standard billing rates. The Company uses three basic components to establish physician fee schedule payments:
Medicare's Resource Based Relative Value System methodologies, competitor reimbursement rates and ongoing reviews of specific allowances to determine if suitable payment levels are in place. Physician fee schedule payments are adjusted when considered appropriate to do so in accordance with the Fair Business Practices Act. The Company provides 120 days notice for standard contract changes. These changes are automatically effective unless the provider informs the Company within 15 business days from receipt of the notice of the provider's intention to cancel the contract.

UTILIZATION MANAGEMENT

Trigon also manages health care costs in its networks by using utilization management guidelines that are intended to address quality of care and help to ensure that only appropriate services are rendered and that such services are provided in a cost-effective manner. Trigon recognizes that the right care in the right setting at the right time using the right provider for the right price equates to quality medical care. In the HMO network, the primary care physicians are considered to be the overall manager of the individual's health care needs and manage and optimize care through the use of referrals and by approving all specialty care before it is rendered. In addition, the HMO reviews all high cost services needed by individual members that are not provided by the primary care physician. The Company also manages health care costs and quality by reviewing monthly cost and utilization trends within all networks. Utilization rates and cases are reviewed in the aggregate and by service type to identify opportunities for better quality and cost control. In addition, the highest cost services are studied to determine if costs can be reduced by using new, less expensive technologies or by creating additional networks or contracts, such as networks for ambulatory care, to reduce provider costs. The Company requires prospective approval of all hospital and skilled nursing facility stays and concurrent review of length of stay. Trigon uses the Milliman & Robertson Healthcare Management Guidelines (M&R), InterQual(R) and other nationally recognized guidelines for its medical necessity decision support criteria. M&R guidelines were developed based on nationwide best practices benchmarks that maximize efficiency in health care delivery. InterQual(R) is a nationally recognized, evidence-based criteria set developed through peer review of medical literature. The Company also modifies the decision support guidelines based on input from its regional physician panels, thus enhancing the support of the guidelines by network providers. Trigon prospectively reviews the medical necessity of home health, private duty nursing and durable medical equipment. Also, the Company retrospectively reviews physician practice patterns. Trigon conducts physician profiles that indicate quality and cost effective standards. All new medical technologies are reviewed in advance in an attempt to ensure that only safe and effective new medical procedures are covered. Additionally, the Company also employs a comprehensive disease management program. In this program, the Company identifies those members having certain chronic diseases, such as asthma and diabetes, and proactively works with the member and the physician to facilitate appropriate treatment, help to ensure compliance with recommended therapies and educate members on lifestyle modifications to manage the disease. The Company believes that the program promotes the delivery of efficient care and helps to improve the quality of health care delivered.

QUALITY

Trigon's HMO and PPO quality improvement standards are modeled on those of the National Committee for Quality Assurance ("NCQA"), an independent, nonprofit institution that reviews and accredits health maintenance and managed care organizations. The quality improvement program instituted by the Company provides for review of the quality of care and the quality of service as well as the initial and ongoing review of the credentials of all network providers. The credentialing process includes a review of whether a provider has the necessary licenses, is qualified in the specialty indicated and whether his/her office meets standards for safety, sanitation and accessibility. The Company reviews the findings with a quality improvement committee, which includes practicing physicians from the Company's networks. In addition, quality of care and quality of service activities are monitored through profiling and data analysis, member satisfaction surveys and problem case review. Included in these activities are profiles of the tests, types of treatment and procedures performed for specific diagnoses by physicians, as well as reviews of aggregate data. Network physicians and other providers participate in these quality improvement activities. In March 2000, Trigon's Peninsula and Priority HMOs received an accreditation status of Excellent from the NCQA for their commercial and Medicaid products. HealthKeepers earned an accreditation status of Excellent for its commercial product. A score of Excellent is the highest level of accreditation awarded to health plans. This accreditation level is reserved for those managed care organization product lines that deliver the highest levels of care and service, and whose clinical and administrative systems exceed NCQA's rigorous requirements for consumer protection and quality improvement. The NCQA awarded Trigon Insurance Company (dba Trigon Blue Cross Blue Shield) ("Trigon Insurance") Full Accreditation, the highest level of PPO accreditation, for its PPO commercial products including, KeyCare, KeyAdvantage and the Federal Employee Program, in 2001. NCQA grants Full Accreditation to those PPO plans that have excellent programs for continuous quality improvement and meet NCQA's demanding standards. In addition, the American Accreditation Health Care Commission/URAC has awarded Trigon Insurance a full, two-year accreditation for health utilization management services effective through May 2002.

MARKETING

Trigon sells its products and services to both individuals and groups. The individual products are marketed principally through direct marketing initiatives and through brokers. The group market includes small, medium and large group employers. The smaller group employers generally use insurance brokers to assist in the selection of products and analysis of the actual cost of competing plans. As the group size grows, employers may use consultants to assist them in the tailoring of benefits and networks. The larger group employers are generally more sophisticated purchasers, often engaging consultants to work with the Trigon sales staff to tailor benefit and network design to match their specific needs more closely. In addition, Trigon has a direct sales staff that markets the full range of Trigon products and services.

COMPETITION

The health care industry is highly competitive both in Virginia and nationally. In some cases, market entrants, as well as existing health care companies, have competed with the Company for business by offering very favorable pricing terms to customers. The Company faces this competition in the areas in which it is licensed to use the Blue Cross and Blue Shield service marks and tradenames. In areas outside of its licensed territory, the Company's ability to successfully compete may be adversely affected by its inability to use the Blue Cross and Blue Shield service marks and tradenames, by the presence of competitors that are able to use such service marks and tradenames in the areas and by the Company's lack of substantial market share or established provider networks in these areas. The Company also faces competition from health care providers that combine and form their own networks in order to contract directly with employer groups and other prospective customers to provide health care services.

INVESTMENTS

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A1" as of December 31, 2001. The portfolio had an average contractual maturity of 7.2 years as of December 31, 2001. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of December 31, 2001, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 12.8% of the total portfolio, as compared to 14.0% as of December 31, 2000.

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

As of December 31, 2001, the composition of the Company's fixed income investment securities by rating is as follows (in thousands):

                                                                                Estimated   Percent of
                            Rating /(1)/                                       Fair Value        Total
                            ------------                                       -----------------------
Aaa .....................................................................      $  889,782         53.7%
Aa1, Aa2, Aa3 ...........................................................          47,595          2.9
A1, A2, A3 ..............................................................         131,286          7.9
Baa1, Baa2, Baa3 ........................................................         174,271         10.5
Ba1, Ba2, Ba3 ...........................................................         364,616         22.0
B1, B2, B3 ..............................................................          46,605          2.8
Caa1 or lower ...........................................................             260          0.0
Not rated (principally, other fixed income investment funds) ............           3,045          0.2
                                                                               -----------------------
Total ...................................................................      $1,657,460        100.0%
                                                                               =======================

/(1)/ Ratings are assigned by Moody's Investor Service, Inc., Standard & Poor's
      Corporation or Fitch Investors Service, L.P.

Refer to Note 3, "Investment Securities," on pages 37 through 40 of the Company's 2001 Annual Report to Shareholders, which are incorporated herein by reference, for additional financial information relating to the Company's investment securities.

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

REGULATION

HEALTH CARE REGULATION - FEDERAL and VIRGINIA. The Company's business is subject to a changing legal, legislative and regulatory environment. Some of the more significant current issues that may affect the Company's business include:

..  efforts to expand tort liability of health plans;
..  initiatives to increase health care regulation;
..  proposed class action lawsuits targeting the health care industry's efforts to deliver quality care at affordable costs; and .. proposed physician antitrust waivers.

Current initiatives to increase health care regulation at the federal level include new legislative proposals for a "patients' bill of rights." Such legislation was passed by the Senate in June 2001 (S. 1052) and would expand tort liability for health plans and change the practices for deciding medical necessity. In early August 2001, similar legislation was passed by the House (H.R. 2563) with efforts to resolve differences between the two bills continuing. Other initiatives include legislative proposals to substitute minimal federal standards for state regulation of Association Health Plans, to expand prohibitions against using genetic information and to expand the mandate for mental health parity. Given the general uncertainty of the political process, it is not possible to determine what, if any, legislation will ultimately be enacted or what the effect on the Company of any such legislation would be.

Several major companies in the health care industry have had proposed class action lawsuits filed against them by a coalition of plaintiffs' attorneys. Given that no such lawsuits are currently pending against the Company and given the uncertainties of predicting the outcome of litigation, it is not possible to determine at this time what the ultimate effect, if any, on the Company of any such litigation would be.

The Department of Labor issued its final regulation specifying new requirements for claims and appeal procedures for ERISA regulated group health and disability plans during 2000. The regulation is applicable only to ERISA regulated plans, whether they are fully-insured or self-insured. While the requirements were to be effective for claims filed on or after January 1, 2002, the effective date has been delayed until plan years beginning after July 2002. The Company does not believe that the regulation will have a material adverse impact on the consolidated financial condition or results of operations.

In 2000, the Department of Health and Human Services issued two significant sets of final regulations resulting from the Health Insurance Portability and Accountability Act of 1996 ("HIPAA")--one dealing with standardization of electronic transactions and the other dealing with privacy of individually identifiable health information. The final regulation governing security standards for the maintenance and transmission of health information (first proposed in 1998) is expected during 2002. The original compliance date for the regulation on standard transactions was October 2002, but the President signed legislation in late 2001 providing the opportunity for covered entities to apply for a one year extension. The Company plans to file for that extension. While the compliance date for the privacy regulation is currently April 2003, a revised regulation is expected to be issued in 2002. A new Virginia law governing disclosure of privacy practices was effective July 1, 2001. That law was enacted pursuant to federal requirements established by the Gramm-Leach-Bliley Act.

The Company has assessed the impact of the HIPAA regulation on standard transactions on the Company's practices and operations and does not believe that it will have a material adverse impact on operations. Given that the HIPAA security regulation has not been finalized and that further changes to the privacy regulation are expected, the Company has not yet fully determined what the effect of these HIPAA regulations may be on the Company. However, compliance with the currently issued regulations would require significant systems enhancements, training and administration efforts.

At the state level, the Virginia General Assembly, in its 2002 Session, did not pass legislation that would substantially increase health care costs, restrict choice or drive up the number of uninsured Virginians. At this time, the health care legislation that did pass is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

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

Trigon Insurance, the HMO subsidiaries and Trigon Health and Life are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. The HMOs are subject to specific regulation and review for the Medicaid HMO products by the Virginia Department of Medical Assistance Services and other regulatory agencies. Trigon has one federally qualified HMO that is also subject to regulation and review by the OPM and certain other federal authorities, with which it must file periodic reports. Areas covered by federal law are similar to those covered by state law and regulation. In addition, one of the Company's HMOs offered a Medicare risk product through December 31, 1999 that subjected that HMO to regulation and review by the U.S. Department of Health and Human Services and certain other federal authorities as well. Trigon Insurance, the HMO subsidiaries and Trigon Health and Life are periodically examined by the insurance departments of the jurisdictions in which they are licensed to do business.

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

RISK-BASED CAPITAL REQUIREMENTS. Virginia has statutory risk-based capital ("RBC") requirements for life, health and other insurance companies. Such requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an insurer's investments and products. The formula for calculating such RBC requirements, set forth in instructions adopted by the NAIC, is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company's business. Under these laws, an insurance company must submit a report of its RBC level to the Virginia State Corporation Commission as of the end of the previous calendar year.

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

As of December 31, 2001, the RBC levels of Trigon Insurance, Trigon Health and Life and each of the Company's HMOs, as calculated in accordance with the NAIC RBC instructions, exceeded all RBC thresholds.

RESTRICTIONS ON DIVIDENDS. In the event the Company determines to pay dividends, the principal source of funds to pay dividends to stockholders would be dividends received by the Company from its subsidiaries. Virginia insurance laws and regulations restrict the payment of extraordinary dividends declared by insurance companies, including health care insurers such as Trigon Insurance, in a holding company system. An insurance company is prohibited from paying an extraordinary dividend unless it obtains the approval of the State Corporation Commission. An extraordinary dividend is one which, together with the amount of dividends and distributions paid by the insurance company during the immediately preceding 12 months, exceeds the lesser of (i) 10% of the insurance company's statutory surplus to policyholders as of the preceding December 31 or (ii) the insurance company's statutory net income (excluding realized capital gains) for the preceding calendar year. Further, an insurance company may not pay a dividend unless, after such payment, its surplus to policyholders is reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The State Corporation Commission may bring an action to enjoin or rescind payment of any dividend or distribution that would cause the insurance company's statutory surplus to be unreasonable or inadequate. Trigon Insurance may pay the Company $46.6 million in cash dividends during 2002 without prior approval. During 2001, 2000 and 1999, Trigon Insurance paid cash dividends to its parent, Trigon Healthcare, Inc., of $125 million, $125 million and $48.9 million, respectively. During 2001, Peninsula Healthcare, Inc. paid a cash dividend of $2 million. The payment was distributed to its parent companies in proportion to their respective ownership interests as follows: $1 million to Trigon Healthcare, Inc. and $991,000 to Riverside Healthcare Association.

During 2001, Monticello Service Agency, Inc. paid cash dividends to its parent, Trigon Healthcare, Inc., of $46 million. No regulatory approval was required for this dividend.

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

VIRGINIA'S OPEN ENROLLMENT PROGRAM. The Commonwealth of Virginia has an open enrollment program pursuant to which Trigon Insurance is required to offer comprehensive accident and sickness insurance contracts to individuals without imposition of certain underwriting criteria that would deny coverage on the basis of medical condition, age or employment status. As an incentive for participating in the open enrollment program, Trigon Insurance pays Virginia premium tax of three-fourths of one percent (0.75%) on premiums received from individual accident and sickness insurance rather than the general Virginia premium tax of two and one-fourth percent (2.25%). This general Virginia premium tax applies to all accident and sickness insurance premiums received by Trigon Insurance from group business. To withdraw from the open enrollment program, Trigon Insurance is required to give 24 months advance notice of withdrawal to the State Corporation Commission.

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

THE BLUE CROSS BLUE SHIELD LICENSE

The Company and certain of its subsidiaries have the exclusive right to use certain Blue Cross and Blue Shield service marks and tradenames for all of their plans and products throughout Virginia other than certain northern Virginia suburbs adjacent to Washington, D.C. The license requires an annual fee to be paid to BCBSA equal to total association expenses allocated to members based upon enrollment and premium and subjects the Company to certain other guidelines. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross and Blue Shield name and service marks as well as provide certain coordination among plan and provider services. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. The Company has no right to use the Blue Cross and Blue Shield service marks and tradenames outside of its designated territory within the Commonwealth of Virginia.

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

RATING

Trigon Healthcare, Inc. has been assigned a counterparty credit rating of "A-" (Strong) from Standard & Poor's. The counterparty credit rating reflects Standard and Poor's opinion of the company's overall creditworthiness and financial ability to pay its financial obligations. The rating indicates that the company has a strong capacity to meet its financial commitments.

SUBSIDIARIES. Trigon Insurance, HealthKeepers, Peninsula Health Care and Priority Health Care are each presently assigned a rating of "A" (Excellent) by A.M. Best Company. A.M. Best's ratings are divided into two broad categories - Secure and Vulnerable. All of the ratings assigned to the Company's subsidiaries are classified as Secure. The rating of "A" is assigned to companies which have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by the A.M. Best Company. These companies, in the opinion of A.M. Best, have a strong ability to meet their ongoing obligations to policyholders. Such ratings are not directed to the protection of investors and are subject to review and change over time.

Trigon Insurance has been assigned an insurer financial strength rating of "AA-" (Very Strong) from Standard and Poor's. The financial strength rating reflects Standard and Poor's current opinion of the financial security characteristics of the company with respect to its ability to pay under its insurance contracts in accordance with the contract terms. A company is assigned this rating because Standard and Poor's considers the company to have financial security characteristics that outweigh any vulnerabilities and believes the company is highly likely to have the ability to meet financial commitments.

In January 2002, Fitch Ratings assigned "AA-" (Very Strong) ratings to HealthKeepers, Peninsula Health Care and Priority Health Care. Companies rated in the "AA" category by Fitch Ratings are typically viewed as possessing very strong capacity to meet policyholder and contract obligations. Risk factors are modest and the impact of any adverse business and economic factors is expected to be very small.

COMMERCIAL PAPER. Standard and Poor's affirmed its "A-1" short-term issuer credit rating to the Trigon Healthcare, Inc. $300 million private placement commercial paper program in December 2001. An obligor rated "A-1" by Standard and Poor's has STRONG ability to meet its financial commitments, and is rated in the highest category by Standard & Poor's.

In November 2001, Moody's Investors Service affirmed a "Prime-2" short-term debt rating to the Trigon Healthcare, Inc. $300 million private placement commercial paper program. Issuers rated "Prime-2" by Moody's have a strong ability for repayment of senior short-term debt obligations. This will normally be evidenced by leading market positions in well-established industries, high rates of return on funds employed, conservative capitalization structure, broad margins in earnings coverage of fixed financial charges and high internal cash generation, although to a lesser degree than issuers rated "Prime-1" by Moody's. Earnings trends and coverage ratios, while sound, may be subject to variation. Capitalization characteristics may be more affected by external conditions than issuers rated "Prime-1" by Moody's. Ample adequate liquidity is maintained.

In October 2001 Fitch affirmed its "F1" short-term credit rating on the Trigon Healthcare, Inc. $300 million private placement commercial paper program. Issuers rated "F1" by Fitch are considered to have the highest credit quality, with the strongest capacity for timely payment of financial commitments. The "F1" rating may have an added "+" to denote any exceptionally strong credit feature.

EMPLOYEES

As of December 31, 2001, the Company had 4,122 full-time and 86 part-time employees. The employees are primarily located in Virginia, with the majority of the Virginia employees in the cities of Richmond and Roanoke. Employees are also located in California, Delaware, Illinois, Maryland, New Jersey, North Carolina, Pennsylvania, Tennessee and Washington D.C. The Company believes that its relationship with its employees is good. No employees are subject to collective bargaining agreements.

EXECUTIVE OFFICERS
                               Age as of
                              December 31,
          Name                   2001                      Position
          ----                   ----                      --------

Thomas G. Snead, Jr.              48       Chairman of the Board and Chief
                                           Executive Officer

John W. Coyle                     49       President and Chief Operating Officer

William P. Bracciodieta, M.D.     56       Senior Vice President and Chief
                                           Medical Officer

John J. Brighton                  59       Senior Vice President and Chief
                                           Information Officer

Thomas R. Byrd                    44       Senior Vice President and Chief
                                           Financial Officer

James W. Copley, Jr.              49       Senior Vice President and Chief
                                           Investment Officer

Kathy Ashby Merry                 39       Senior Vice President, Service
                                           Operations

Ronald M. Nash                    64       Senior Vice President, Corporate
                                           Services

Paul F. Nezi                      54       Senior Vice President, Market Growth

Timothy P. Nolan                  40       Senior Vice President, Corporate
                                           Development

                               Age as of
                              December 31,
          Name                   2001                      Position
          ----                   ----                      --------

Thomas A. Payne                   57          Senior Vice President, Corporate
                                              Audit

Peter L. Perkins                  44          Senior Vice President and Chief
                                              Actuary

David P. Wade                     45          Senior Vice President, Marketing

J. Christopher Wiltshire          47          Senior Vice President, General
                                              Counsel and Corporate Secretary

For a listing of the positions held with the Company by each executive officer and other information, refer to "Officers," on page 57 of the Company's 2001 Annual Report to Shareholders, which is incorporated herein by reference.

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

ESCALATING HEALTH CARE COSTS AND THE HEALTH CARE INDUSTRY. The Company's profitability depends in large part on accurately predicting and effectively managing health care costs. Predicting medical costs is difficult partially due to the variability of medical inflation. Trigon continually reviews and adjusts its premium and benefit structure to reflect its underlying claims experience and revised actuarial data; however, several factors could adversely affect the medical loss ratios. Certain of these factors, which include changes in health care practices, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond any health plan's control and could adversely affect the Company's ability to accurately predict and effectively control health care costs. The potential negative effect of escalating health care costs as well as any changes in the Company's ability to negotiate favorable rates with its providers may produce risks to the Company's market growth due to its impact on the affordability of health care insurance.

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

COMPETITION. The health care industry is highly competitive both in Virginia and nationally. See "Competition." There is no assurance that the overall competition will not exert strong pressures upon Trigon's profitability, its ability to increase enrollment, or its ability to successfully pursue growth in areas both within and outside of Virginia.

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

POTENTIAL RISKS ASSOCIATED WITH GROWTH THROUGH ACQUISITIONS. The competition to purchase health care companies is intense, which may increase the costs of acquiring such companies and may affect the availability of attractive acquisition opportunities. In addition, the Company has no significant experience in expanding its managed health care business outside Virginia. There can be no assurance that the Company will successfully identify or complete acquisitions or that any acquisitions, if completed, will perform as expected or will contribute significant revenues or profits to the Company. The Company's ability to expand successfully outside of Virginia through acquisitions or otherwise may be adversely affected by its inability to use the Blue Cross and Blue Shield service marks and trademarks outside of the Company's licensed territory in Virginia, by the Company's lack of substantial market share or established provider networks outside of Virginia and by the presence of competitors with strong market positions in these areas.

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

Item 2.  Properties

The Company is headquartered in Richmond, Virginia, where it owns a four-story building with 268,000 square feet of office space. The Company also owns an office facility and warehouse in Roanoke, Virginia with 190,500 square feet. The Company leases additional office space totaling 570,400 square feet in Richmond, 125,500 square feet in Roanoke and other locations in Virginia and 3,300 square feet combined in Maryland, Pennsylvania and Delaware. These properties are primarily used by the health insurance segment for operations and for corporate administration. The Company also owns a 70,800 square foot office facility in Fayetteville, North Carolina that is for sale.

Square footage utilized by segment as of December 31, 2001 was as follows: health insurance, 953,700; government programs, 29,000; investments, 3,900; and other reportable segments, 41,100. The remaining 130,000 square feet utilized by the Company was used for corporate administration.

In 2001, the Company announced a four-year $84 million building project to expand its headquarters in Richmond, VA. The expansion plan includes construction of a 308,000 square foot building to house the operations center and major renovation to the existing headquarters building. The project will be funded with internal cash and investments.

Item 3.  Legal Proceedings

In conjunction with the Demutualization in 1997, the Company was required to make a payment of $175 million to the Commonwealth of Virginia (Commonwealth Payment) which was expensed and paid in prior years. The Company claimed the $175 million Commonwealth Payment as a deduction. The Internal Revenue Service
(IRS) denied this deduction during the course of its audit of the Company. The Company continued to pursue the deduction and in April 2001 received a Technical Advice Memorandum (Memorandum) from the National Office of the IRS that supports the Company's position that the payment constitutes a normal business expense, and therefore should be deductible. On March 18, 2002, the Company received notice from the IRS that they are considering revoking this Memorandum and, accordingly, have withdrawn the Memorandum as of this date. The Company will continue to pursue this deduction. If successful, the Company expects to recover approximately $35 million in cash refunds and $26 million in income tax credit carryovers plus after-tax interest currently estimated to be $8 million.

In addition, the Company's subsidiary, Trigon Insurance Company, filed a lawsuit against the federal government in June 2000 for the recovery of federal income tax overpayments for the years 1989 through 1995. The case was tried in November 2001, and closing arguments were made to the court in March 2002. If successful, the Company expects to recover approximately $33 million in cash refunds plus after-tax interest of about $18 million and to receive tax refunds for the years 1996 through 2000 of about $26 million. In addition, if the Company is successful it could receive substantial additional tax deductions that could lower federal income tax liability for years after 1995.

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

If the Company wins this lawsuit and has previously collected refunds for the Demutualization payment deductions discussed above, a portion of the tax recoveries for the years after 1995 would most likely be realized in the form of income tax credit carryovers rather than cash. Regarding both of these matters, favorable resolution of these claims is subject to various uncertainties, including whether the deductions will be allowed at all and, in the case of the claim for losses on the termination of customer and provider contracts, the amount of the deductions, if any, that will be allowed. While the Company believes that its claims have merit, it cannot predict the ultimate outcome of the claims. The Company has not recognized the favorable impact of these claims, if any, in the consolidated financial statements.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Refer to page 28, "Market Prices of Common Stock and Dividend Data," of the Company's 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Refer to "Part 1 - Business -- Regulation -- Insurance Holding Company Regulation" and "Part 1 - Business -- Regulation -- Restrictions on Dividends" for discussion of insurance holding company regulations and dividend restrictions. In addition, under the terms of the Company's $300 million revolving credit agreements, dividend payments are permitted without limitation if no default has occurred or is continuing; in the event that the Company no longer has an investment grade rating, certification is required that prior to and after certain dividend payments, no default will exist or be continuing.

ITEM 6.  SELECTED FINANCIAL DATA

Refer to pages 18 and 19, "Selected Consolidated Financial and Operating Data," of the Company's 2001 Annual Report to Shareholders, which are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to pages 20 through 27, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's 2001 Annual Report to Shareholders, which are incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to page 28, "Quantitative and Qualitative Disclosures About Market Risk," of the Company's 2001 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to pages 29 through 55, the Consolidated Financial Statements, page 56, "Independent Auditors' Report," and page 17, "Quarterly Financial Information," of the Company's 2001 Annual Report to Shareholders, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to pages 1 through 3, "Election of Directors," and page 6, "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's definitive Proxy Statement dated March 22, 2002, which are incorporated herein by reference solely as they relate to the Directors of the Company.

Pursuant to General Instruction G(3) to Form 10-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K. See "Item 1 - Business -- Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

Refer to pages 7 through 12, "Compensation of Executive Officers," of the Company's definitive Proxy Statement dated March 22, 2002, which are incorporated herein by reference solely as they relate to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to pages 3 and 4, "Beneficial Ownership of Securities," of the Company's definitive Proxy Statement dated March 22, 2002, which are incorporated herein by reference solely as they relate to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to page 4, "Certain Business Relationships," of the Company's definitive Proxy Statement dated March 22, 2002, which are incorporated herein by reference solely as they relate to this item.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report.
     1. Consolidated Financial Statements from the Company's 2001 Annual Report to Shareholders are incorporated herein by reference in Item 8:
           -- Consolidated Balance Sheets as of December 31, 2001 and 2000 (page
              29)
           -- Consolidated Statements of Operations for the years ended December
              31, 2001, 2000 and 1999 (page 30)

           -- Consolidated Statements of Changes in Shareholders' Equity and
              Comprehensive Income for the years ended December 31, 2001, 2000 and 1999 (page 31)

           -- Consolidated Statements of Cash Flows for the years ended December
              31, 2001, 2000 and 1999 (page 32)

           -- Notes to Consolidated Financial Statements (pages 33 through 55)

           -- Independent Auditors' Report (page 56)

       2.  Financial statement schedules

           Independent Auditors' Report...............(filed herein on page S-1)
           Schedule I - Financial Information of Registrant
             (parent only) as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999..... (filed herein on pages S-2 - S-7)

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
              between Trigon Insurance Company and John C. Berry and certain other executive officers (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 (registration number 333-09773)). *
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
  10.19   --  Amendment to the Non-Contributory Retirement Program for Certain
              Employees of Trigon Insurance Company (incorporated by ference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1997). *
  10.20   --  Form of Executive Continuity Agreement dated as of September 16,
              1998 between Trigon Insurance Company and Thomas G. Snead, Jr. and certain other executive officers (incorporated by reference to exhibits filed with the Company's Form
              10-Q for the period ended September 30, 1998). *
  10.21   --  Form of Executive Continuity Agreement dated as of September 16,
              1998 between Trigon Insurance Company and John C. Berry and certain other executive officers

              (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1998). *
  10.22   --  Amendment to the Non-Contributory Retirement Program for Certain
              Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998 (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998).*
  10.23   --  Clarifying Amendment to the Non-Contributory Retirement Program
              for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998 (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998). *
  10.24   --  Thomas G. Snead Employment Agreement dated May 19, 1999
              (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended June 30, 1999). *
  10.25   --  Amendment No. 1 to Executive Continuity Agreement Between Trigon
              Insurance Company and Thomas G. Snead, Jr. dated May 19, 1999 (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended June 30, 1999).*
  10.26   --  Clarifying Amendment No. 2 to the Non-Contributory Retirement
              Program for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999). *
  10.27   --  Clarifying Amendment No. 3 to the Non-Contributory Retirement
              Program for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999). *
  10.28   --  Clarifying Amendment No. 4 to The Trigon Insurance Company
              Retirement Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31,
              1999). *
  10.30   --  First amendment to the Trigon Healthcare, Inc. 1997 Stock
              Incentive Plan dated February 15, 2000 (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 2000). *
  10.32   --  Form of Executive Continuity Agreement dated as of February 12,
              2001 between Trigon Insurance Company and John W. Coyle (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 2001). *
  10.33   --  Form of Employment Agreement dated as of February 12, 2001 by and between Trigon Insurance Company and John W. Coyle (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 2001). *
  10.34   --  Five-Year Credit Agreement dated as of November 14, 2001 among
              Trigon Healthcare, Inc., the banks party thereto and JPMorgan Chase Bank, as Administrative Agent.
  10.35   --  364-Day Credit Agreement dated as of November 14, 2001 among
              Trigon Healthcare, Inc., the banks party thereto and JPMorgan Chase Bank, as Administrative Agent.

     11   --  Computation of per share earnings.  Refer to Note 14, "Net Income and Net Income Per Share," on page 50 of Trigon Healthcare Inc.'s
              2001 Annual Report to Shareholders, which is incorporated herein by reference.
     13   --  Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 2001.
     21   --  Subsidiaries of the Registrant.
   23.1   --  Independent Auditors' Consent.

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

Date:  March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                              TITLE                                    DATE
        ---------                              -----                                    ----
/s/ THOMAS G. SNEAD, JR.                Chairman of the Board and
--------------------------------------  Chief Executive Officer
THOMAS G. SNEAD, JR.                    (Principal Executive Officer)               March 25, 2002




/s/ THOMAS R. BYRD                      Senior Vice President and Chief
--------------------------------------  Financial Officer  (Principal Financial
THOMAS R. BYRD                          and Accounting Officer)                     March 26, 2002




/s/ LENOX D. BAKER, JR.                 Director                                    March 24, 2002
--------------------------------------
LENOX D. BAKER, JR., M.D.



/s/ A. HUGH EWING, III                  Director                                    March 24, 2002
--------------------------------------
A. HUGH EWING, III



SIGNATURE                               TITLE                     DATE
---------                               -----                     ----


/s/ WILLIAM R. HARVEY                   Director                  March 22, 2002
--------------------------------------
WILLIAM R. HARVEY, Ph.D.



/s/ GARY A. JOBSON                      Director                  March 22, 2002
--------------------------------------
GARY A. JOBSON



/s/ JOSEPH S. MALLORY                   Director                  March 22, 2002
--------------------------------------
JOSEPH S. MALLORY



/s/ DONALD B. NOLAN                     Director                  March 21, 2002
--------------------------------------
DONALD B. NOLAN, M.D.



/s/ WILLIAM N. POWELL                   Director                  March 26, 2002
--------------------------------------
WILLIAM N. POWELL



/s/ JOHN SHERMAN, JR.                   Director                  March 21, 2002
--------------------------------------
JOHN SHERMAN, JR.



/s/ R. GORDON SMITH                     Director                  March 21, 2002
--------------------------------------
R. GORDON SMITH, ESQ.



/s/ JACKIE M. WARD                      Director                  March 21, 2002
--------------------------------------
JACKIE M. WARD

                          Independent Auditors' Report


The Board of Directors
Trigon Healthcare, Inc.:

Under date of February 6, 2002, we reported on the consolidated balance sheets of Trigon Healthcare, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia
February 6, 2002

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
              FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 2001 and 2000
                      (in thousands, except per share data)

                                                                                    2001              2000
                                                                           --------------    --------------
ASSETS

Current assets

    Cash                                                                 $           423                 -
    Investment securities, at estimated fair value                               464,179           389,776
    Other receivables                                                              7,820            16,701
    Income taxes receivable                                                       22,975            14,994
    Receivable from subsidiaries *                                                    33                 -
    Other                                                                             11                 3
                                                                           --------------    --------------

Total current assets                                                             495,441           421,474
                                                                           --------------    --------------

Investment in subsidiaries *                                                     825,841           884,321
Deferred income taxes                                                              1,474               688
Other assets                                                                       2,457               223
                                                                           --------------    --------------

Total assets                                                             $     1,325,213         1,306,706
                                                                           ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

    Accounts payable and accrued expenses                                $         3,845             2,326
    Payable for investment securities                                              1,282            13,826
    Payable to subsidiaries *                                                          6               244
    Commercial paper                                                              99,660                 -
                                                                           --------------    --------------

Total current liabilities                                                        104,793            16,396
                                                                           --------------    --------------

Commercial paper, noncurrent                                                     200,000           275,448
                                                                           --------------    --------------

Total liabilities                                                                304,793           291,844
                                                                           --------------    --------------

SHAREHOLDERS' EQUITY

    Common stock, $0.01 par; shares issued and outstanding:

        35,786, 2001; 37,539, 2000                                                   358               375
    Capital in excess of par                                                     784,514           802,584
    Retained earnings                                                            234,364           205,045
    Unearned compensation - restricted stock                                      (1,817)           (2,234)
    Accumulated other comprehensive income                                         3,001             9,092
                                                                           --------------    --------------

Total shareholders' equity                                                     1,020,420         1,014,862

Commitments and contingencies

                                                                           --------------    --------------

Total liabilities and shareholders' equity                               $     1,325,213         1,306,706
                                                                           ==============    ==============

*Amounts are eliminated in consolidation.

See accompanying independent auditors' report and notes to financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
         FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                            Statements of Operations
              For the years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                            2001            2000             1999
                                                                  --------------   -------------   --------------
REVENUES

    Investment income                                             $       31,505          32,087           19,157
    Net realized losses                                                  (21,767)         (4,431)          (8,051)
    Cash dividends from subsidiaries *                                   172,032         125,000           48,900
                                                                  --------------   -------------   --------------

Total revenues                                                           181,770         152,656           60,006

EXPENSES
    Selling, general and administrative expenses                           3,719           4,418            2,095
    Interest expense                                                      12,755          17,249            8,359
                                                                  --------------   -------------   --------------

Total expenses                                                            16,474          21,667           10,454
                                                                  --------------   -------------   --------------

Income before income taxes and equity in undistributed
  earnings of subsidiaries                                               165,296         130,989           49,552

Income tax expense (benefit)                                              (3,291)            554              106
                                                                  --------------   -------------   --------------

Income before equity in undistributed earnings of subsidiaries
                                                                         168,587         130,435           49,446

Equity in undistributed earnings of subsidiaries *                       (52,527)        (18,426)         (28,983)
                                                                  --------------   -------------   --------------

Net income                                                        $      116,060         112,009           20,463
                                                                  ==============   =============   ==============


*Amounts are eliminated in consolidation.

See accompanying independent auditors' report and notes to financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
         FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                  Statements of Changes in Shareholders' Equity
                     and Comprehensive Income For the years
                     ended December 31, 2001, 2000 and 1999
                                 (in thousands)


                                                                                            Accumulated
                                                      Capital                                     Other
                                          Common    in Excess   Retained       Unearned   Comprehensive
                                           Stock       of Par   Earnings   Compensation          Income         Total
                                     -----------  -----------   --------   ------------   -------------    ----------
Balance at January 1, 1999           $       423      839,187    202,554              -          29,060     1,071,224

Net income                                     -            -     20,463              -               -        20,463
Change in minimum pension
  liability, net of income taxes               -            -          -              -             834           834
Net unrealized losses on investment
  securities, net of income taxes
  (including consolidated
  subsidiaries' after-tax net
  unrealized losses of $26,507)                -            -          -              -         (20,806)      (20,806)
                                                                                                           ----------
Comprehensive income                                                                                              491

Repurchase and retirement of common
  stock                                      (41)     (20,500)  (110,121)             -               -      (130,662)
Purchase and reissuance of common
  stock under stock option and
  other employee benefit plans,
  including tax benefits and net of
  amortization                                 -         (767)         -         (1,926)              -        (2,693)
Change in common stock held by
  consolidated grantor trusts                  -       (1,403)         -              -               -        (1,403)
                                     -----------  -----------   --------   ------------   -------------    ----------

Balance at December 31, 1999         $       382      816,517    112,896         (1,926)          9,088       936,957

Net income                                     -            -    112,009              -               -       112,009
Change in minimum pension
  liability, net of income taxes               -            -          -              -             293           293
Net unrealized losses on investment
  securities, net of income taxes
  (including consolidated
  subsidiaries' after-tax net                  -            -          -              -            (289)         (289)
  realized gains of $7,632)
                                                                                                           ----------
Comprehensive income                                                                                          112,013

Repurchase and retirement of common
  stock                                       (7)      (3,305)   (19,860)             -               -       (23,172)
Purchase and reissuance of common
  stock under stock option and other
  employee benefit plans, including
  tax benefits and net of
  amortization                                 -      (14,002)         -           (308)              -       (14,310)

Change in common stock held by
  consolidated grantor trusts                  -        3,374          -              -               -         3,374
                                     -----------  -----------   --------   ------------   -------------    ----------

Balance at December 31, 2000         $       375      802,584    205,045        (2,234)           9,092     1,014,862
                                     ===========  ===========   ========   ============   =============    ==========

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
         FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

               Statements of Changes in Shareholders' Equity and
                        Comprehensive Income, Continued
              For the years ended December 31, 2000, 1999 and 1998
                                  (in thousands)

                                                                                            Accumulated
                                                     Capital                                      Other
                                          Common   in Excess    Retained       Unearned   Comprehensive
                                           Stock      of Par    Earnings   Compensation          Income         Total
                                       ---------   ---------    --------   ------------   -------------   -----------

Balance at December 31, 2000           $     375     802,584     205,045         (2,234)          9,092     1,014,862

Net income                                     -           -     116,060              -               -       116,060
Change in minimum pension
  liability, net of income taxes               -           -           -              -              22            22
Net unrealized losses on investment
  securities, net of income taxes
  (including consolidated
  subsidiaries' after-tax net
  unrealized losses of $8,438)                 -           -           -              -          (6,113)       (6,113)
                                                                                                          -----------
Comprehensive income                                                                                          109,969

Repurchase and retirement of common
  stock                                      (17)     (8,764)    (86,741)             -               -       (95,522)
Purchase and reissuance of common
  stock under stock option and other
  employee benefit plans, including
  tax benefits and net of
  amortization                                 -      (8,858)          -            417               -        (8,441)

Change in common stock held by
  consolidated grantor trusts                  -        (448)          -              -               -          (448)
                                       ---------   ---------    --------   ------------   -------------   -----------

Balance at December 31, 2001           $     358     784,514     234,364         (1,817)          3,001     1,020,420
                                       =========   =========    ========   ============   =============   ===========


See accompanying independent auditors' report and notes to financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
         FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY), CONTINUED

                            Statements of Cash Flows
              For the years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                            2001            2000             1999
                                                                   -------------   -------------    -------------
Net income                                                         $     116,060         112,009           20,463
Adjustments to reconcile net income to net cash provided by
      operating activities
     Accretion of discounts and amortization of premiums, net               (872)         (3,526)          (1,930)
     Amortization of unearned compensation                                 1,842           2,681            1,031
     Undistributed earnings of subsidiaries *                             52,527          18,426           28,983
     Increase in other receivables                                        (2,229)           (517)          (1,205)
     Increase in income taxes receivable                                  (7,981)        (14,994)               -
     Increase in receivable from subsidiaries *                              (33)              -                -
     Decrease (increase) in other assets                                  (1,815)            245             (316)
     Increase (decrease) in accounts payable and accrued
      expenses                                                             1,628          (1,432)           2,353
     Increase (decrease) in income taxes payable                               -          (5,099)           3,398
     Change in deferred income taxes                                      (2,403)          1,616              294
     Increase (decrease) in payable to subsidiaries *                       (238)            244              (79)
     Realized investment losses, net                                      21,767           4,431            8,051
                                                                   -------------   -------------    -------------

 Net cash provided by operating activities                               178,253         114,084           61,043
                                                                   -------------   -------------    -------------

Cash flows from investing activities
     Investment securities purchased                                  (1,216,982)     (1,025,962)        (972,506)
     Proceeds from investment securities sold                            983,034         782,616          693,938
     Maturities of fixed income securities                               141,437         158,341          223,340
     Investments in subsidiaries *                                        (2,879)        (18,500)         (31,000)
                                                                   -------------   -------------    -------------

Net cash used in investing activities                                    (95,390)       (103,505)         (86,228)
                                                                   -------------   -------------    -------------

Cash flows from financing activities
     Proceeds from long-term debt                                              -               -          160,000
     Payments on long-term debt                                                -        (245,000)               -
     Change in commercial paper notes                                     24,212         275,448                -
     Purchase and reissuance of common stock under employee
      benefit and stock option plans                                     (10,594)        (17,666)          (3,694)
     Change in common stock purchased by grantor trusts                     (427)           (280)            (489)
     Purchase and retirement of common stock                             (95,522)        (23,172)        (130,662)
     Change in outstanding checks in excess of bank balance                 (109)             91               18
                                                                   -------------   -------------    -------------

Net cash provided by (used in) financing activities                      (82,440)        (10,579)          25,173
                                                                   -------------   -------------    -------------

Increase (decrease) in cash                                                  423               -              (12)
Cash - beginning of year                                                       -               -               12
                                                                   -------------   -------------    -------------

Cash - end of year                                                 $         423               -                -
                                                                   =============   =============    =============

Cash paid during the year for
     Interest                                                      $      12,977          16,150            7,545
                                                                   =============   =============    =============
     Income taxes                                                            957           2,159                -
                                                                   =============   =============    =============

*Amounts are eliminated in consolidation.
See accompanying independent auditors' report and notes to financial information.

                                                                      SCHEDULE I

                    TRIGON HEALTHCARE, INC. AND SUBSIDIARIES
          FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY), CONTINUED

           Notes to Financial Information of Registrant (Parent Only)

The financial information provided should be read in conjunction with the Consolidated Financial Statements of Trigon Healthcare, Inc. ("Registrant") incorporated by reference in Part II, Section 8 of this Form 10-K and the following notes:

(a)  Basis of Presentation

     The accompanying condensed financial information reflects the financial position as of December 31, 2001 and 2000 and the results of operations, changes in shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2001, 2000 and 1999.

(b)  Investment in Subsidiaries

     The Registrant made capital contributions to its subsidiary, Monticello Service Agency, Inc. of $2.9 million, $18.5 million and $31.0 million during 2001, 2000 and 1999, respectively.

(c)  Borrowings

     The information about commercial paper contained in note 11 of the notes to the consolidated financial statements of the Registrant and its subsidiaries is incorporated herein by reference.

(d)  Capital Stock

     The information about capital stock contained in note 13 of the notes to the consolidated financial statements of the Registrant and its subsidiaries is incorporated herein by reference.

(e)  Cash Dividends

     During 2001, 2000, and 1999, the Registrant received cash dividends from its subsidiaries of $172.0 million, $125.0 million and $48.9 million, respectively.

f)   Comprehensive Income

     The information about comprehensive income contained in note 15 of the notes to the consolidated financial statements of the Registrant and its subsidiaries is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

 10.34 -- Five-Year Credit Agreement dated as of November 14, 2001 among Trigon Healthcare, Inc., the banks party thereto and JPMorgan Chase Bank, as Administrative Agent.

 10.35 -- 364-Day Credit Agreement dated as of November 14, 2001 among Trigon Healthcare, Inc., the banks party thereto and JPMorgan Chase Bank, as Administrative Agent.

    13 -- Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 2001.

    21  -- Subsidiaries of the Registrant.

  23.1  -- Independent Auditors' Consent.