Form 10-K/A
period 2001-12-31
TRIGON HEALTHCARE INC
filed 2002-04-30
CIK 1017747

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 25, 2002 was approximately $2,938,762,000 (based on the last reported sales price of $82.12 per share on April 25, 2002, on the New York Stock Exchange).

As of April 25, 2002, 35,786,194 shares of the registrant's Class A Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of Trigon Healthcare Inc.'s Annual Report to Shareholders for the year ended December 31, 2001 into Parts II and IV of this Form 10-K.
Certain portions of Trigon Healthcare Inc.'s definitive Proxy Statement dated March 22, 2002 for the Annual Meeting of Shareholders into Part III of this Form 10-K.

The exhibits to this Form 10-K/A No. 1 are amended to include the 2001 annual reports for the Trigon Healthcare, Inc. Employee Stock Purchase Plan and the Trigon Insurance Company 401(k) Restoration Plan, Consents of Independent Auditors and the Amendment to the Trigon Healthcare, Inc. Non-Employee Director Stock Incentive Plan. There are no other differences.

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
              of Security-Holders) (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1(registration number 333-09773)).
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
  10.19   --  Amendment to the Non-Contributory Retirement Program for Certain
              Employees of Trigon Insurance Company (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1997). *
  10.20   --  Form of Executive Continuity Agreement dated as of September 16,
              1998 between Trigon Insurance Company and Thomas G. Snead, Jr. and certain other executive officers (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1998). *
  10.21   --  Form of Executive Continuity Agreement dated as of September 16,
              1998 between Trigon Insurance Company and John C. Berry and certain other executive officers (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended September 30, 1998). *
  10.22   --  Amendment to the Non-Contributory Retirement Program for
              Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998 (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998).*
  10.23   --  Clarifying Amendment to the Non-Contributory Retirement Program
              for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program dated as of October 1, 1998 (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1998). *
  10.24   --  Thomas G. Snead Employment Agreement dated May 19, 1999
              (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended June 30, 1999). *
  10.25   --  Amendment No. 1 to Executive Continuity Agreement Between Trigon
              Insurance Company and Thomas G. Snead, Jr. dated May 19, 1999 (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended June 30, 1999).*
  10.26   --  Clarifying Amendment No. 2 to the Non-Contributory Retirement
              Program for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999). *
  10.27   --  Clarifying Amendment No. 3 to the Non-Contributory Retirement
              Program for Certain Employees of Trigon Insurance Company (now to be known as) The Trigon Insurance Company Retirement Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31, 1999). *
  10.28   --  Clarifying Amendment No. 4 to The Trigon Insurance Company
              Retirement Program (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended December 31,
              1999). *

 10.30    --  First amendment to the Trigon Healthcare, Inc. 1997 Stock
              Incentive Plan dated February 15, 2000 (incorporated by reference to exhibits filed with the Company's Form 10-Q for the period ended March 31, 2000). *
 10.32    --  Form of Executive Continuity Agreement dated as of February 12,
              2001 between Trigon Insurance Company and John W. Coyle
              (incorporated by reference to exhibits filed with the Company's
              Form 10-Q for the period ended March 31, 2001). *
 10.33    --  Form of Employment Agreement dated as of February 12, 2001 by and between Trigon Insurance Company and John W. Coyle
              (incorporated by reference to exhibits filed with the Company's
              Form 10-Q for the period ended March 31, 2001). *
 10.34    --  Five-Year Credit Agreement dated as of November 14, 2001 among
              Trigon Healthcare, Inc., the banks party thereto and JPMorgan
              Chase Bank, as Administrative Agent (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended
              December 31, 2001).
 10.35    --  364-Day Credit Agreement dated as of November 14, 2001 among
              Trigon Healthcare, Inc., the banks party thereto and JPMorgan
              Chase Bank, as Administrative Agent (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended
              December 31, 2001).
 10.36    --  Amendment to the Trigon Healthcare, Inc. Non-Employee Director
              Stock Incentive Plan dated April 24, 2002. *
    11    --  Computation of per share earnings. Refer to Note 14, "Net Income and Net Income Per Share," on page 50 of Trigon Healthcare Inc.'s
              2001 Annual Report to Shareholders, which is incorporated herein by reference.
    13    --  Excerpts from the Company's Annual Report to Shareholders for the year ended December 31, 2001 (incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended
              December 31, 2001).
    21    --  Subsidiaries of the Registrant (incorporated by reference to exhibits filed with the Company's 10-K for the year ended December
              31, 2001).
  23.1    --  Independent Auditors' Consent (incorporate by reference to exhibits filed with the Company's 10-K for the year ended December
              31, 2001).
  23.2    --  Independent Auditors' Consent.
  23.3    --  Independent Auditors' Consent.
  99.1    --  Trigon Healthcare, Inc. Employee Stock Purchase Plan Audited
              Financial Statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001, 2000 and 1999.
  99.2    --  Trigon Insurance Company 401(k) Restoration Plan Audited Financial
              Statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001, 2000 and 1999.

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

                                                  TRIGON HEALTHCARE, INC.
                                                        Registrant

                                                      By:  /s/ THOMAS R. BYRD
                                                           ---------------------
                                                           THOMAS R. BYRD


                                             Title:   SENIOR VICE PRESIDENT AND
                                                      CHIEF FINANCIAL OFFICER

Date:  April 24, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                              TITLE                                    DATE
        ---------                              -----                                    ----

/s/ THOMAS G. SNEAD, JR.                Chairman of the Board and                   April 24, 2002
--------------------------------------  Chief Executive Officer
THOMAS G. SNEAD, JR.                    (Principal Executive Officer)




/s/ THOMAS R. BYRD                      Senior Vice President and Chief             April 24, 2002
--------------------------------------  Financial Officer (Principal Financial
THOMAS R. BYRD                          and Accounting Officer)



/s/ LENOX D. BAKER, JR.                 Director                                    April 24, 2002
--------------------------------------
LENOX D. BAKER, JR., M.D.



/s/ A. HUGH EWING, III                  Director                                    April 24, 2002
--------------------------------------
A. HUGH EWING, III



/s/ ROBERT M. FREEMAN                   Director                                    April 24, 2002
--------------------------------------
ROBERT M. FREEMAN

SIGNATURE                               TITLE                    DATE
---------                               -----                    ----

/s/ GARY A. JOBSON                      Director                 April 24, 2002
--------------------------------------
GARY A. JOBSON



/s/ JOSEPH S. MALLORY                   Director                 April 24, 2002
--------------------------------------
JOSEPH S. MALLORY



/s/ DONALD B. NOLAN                     Director                 April 24, 2002
--------------------------------------
DONALD B. NOLAN, M.D.



/s/ WILLIAM N. POWELL                   Director                 April 24, 2002
--------------------------------------
WILLIAM N. POWELL



/s/ JOHN SHERMAN, JR.                   Director                 April 24, 2002
--------------------------------------
JOHN SHERMAN, JR.



/s/ R. GORDON SMITH                     Director                 April 24, 2002
--------------------------------------
R. GORDON SMITH, ESQ.



/s/ JACKIE M. WARD                      Director                 April 24, 2002
--------------------------------------
JACKIE M. WARD

EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

10.36     --  Amendment to the Trigon Healthcare, Inc. Non-Employee Director
              Stock Incentive Plan dated April 24, 2002.
23.2      --  Consent of Independent Auditors.
23.3      --  Consent of Independent Auditors.
99.1      --  Trigon Healthcare, Inc. Employee Stock Purchase Plan Audited
              Financial Statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001, 2000 and 1999.
99.2      --  Trigon Insurance Company 401(k) Restoration Plan Audited Financial
              Statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001, 2000 and 1999.