Form 10-Q
period 2002-03-31
TRIGON HEALTHCARE INC
filed 2002-05-13
CIK 1017747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended March 31, 2002
                                       or
     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the transition period from _______to______

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of each class                      Outstanding at May 10, 2002
        -------------------                      ---------------------------
 Class A Common Stock, $0.01 par value              36,074,198 shares

TRIGON HEALTHCARE, INC. and SUBSIDIARIES
FIRST QUARTER 2002 FORM 10-Q
TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 and
              December 31, 2001                                                         1

         Consolidated Statements of Operations for the Three Months
              Ended March 31, 2002 and 2001                                             2

         Consolidated Statements of Changes in Shareholders' Equity and
              Comprehensive Income for the Three Months Ended
              March 31, 2002 and 2001                                                   3

         Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2002 and 2001                                             4

         Notes to Consolidated Financial Statements                                5 - 11

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 12 - 18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk               19

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   19 - 20

     Item 6.  Exhibits and Reports on Form 8-K                                         20

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      March 31,         December 31,
                                                                        2002                2001
                                                                   --------------       ------------
                               Assets
 Current assets
    Cash                                                           $        8,236             17,995
    Investment securities, at estimated fair value                      1,859,038          1,820,529
    Premiums and other receivables                                        667,602            560,310
    Deferred income taxes                                                  11,091              8,473
    Other                                                                  16,368             13,735
                                                                   --------------       ------------
           Total current assets                                         2,562,335          2,421,042


 Property and equipment, net                                               91,958             87,723
 Deferred income taxes                                                     42,198             42,194
 Goodwill, net (note 9)                                                    13,670             13,670
 Restricted investments, at estimated fair value                            7,052              7,251
 Other assets                                                               9,229             10,584
                                                                   --------------       ------------
           Total assets                                            $    2,726,442          2,582,464
                                                                   ==============       ============

                Liabilities and Shareholders' Equity

 Current liabilities
    Medical and other benefits payable                             $      663,017            635,452
    Unearned premiums                                                     160,934            149,347
    Accounts payable and accrued expenses                                  76,110             85,992
    Other liabilities                                                     346,402            260,681
    Commercial paper (note 2)                                              99,721             99,660
                                                                   --------------       ------------
      Total current liabilities                                         1,346,184          1,231,132

 Medical and other benefits payable, noncurrent                            75,143             74,304
 Obligations for employee benefits, noncurrent                             44,161             43,141
 Commercial paper, noncurrent (note 2)                                    200,000            200,000
 Minority interest                                                         14,750             13,467
                                                                   --------------       ------------
           Total liabilities                                            1,680,238          1,562,044
                                                                   --------------       ------------
 Shareholders' equity
    Common stock                                                              358                358
    Capital in excess of par                                              780,927            784,514
    Retained earnings                                                     269,601            234,364
    Unearned compensation-restricted stock                                 (3,699)            (1,817)
    Accumulated other comprehensive income (loss) (note 6)                   (983)             3,001
                                                                   --------------       ------------
           Total shareholders' equity                                   1,046,204          1,020,420

 Commitments and contingencies (note 7)
                                                                   --------------       ------------
           Total liabilities and shareholders' equity              $    2,726,442          2,582,464
                                                                   ==============       ============

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2001
                      (in thousands, except per share data)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                     2002            2001
                                                               -------------    -----------
Revenues
   Premium and fee revenues
     Commercial                                                $     599,611        513,890
     Federal Employee Program                                        144,438        133,741
     Amounts attributable to self-funded arrangements                459,507        386,289
     Less:  amounts attributable to claims under
          self-funded arrangements                                  (398,044)      (333,471)
                                                               -------------    -----------
                                                                     805,512        700,449

   Investment income                                                  24,531         27,744
   Net realized losses                                               (10,579)        (6,275)
   Other revenues                                                      6,211          6,245
                                                               -------------    -----------
        Total revenues                                               825,675        728,163

Expenses
   Medical and other benefit costs
     Commercial                                                      489,253        418,042
     Federal Employee Program                                        138,663        128,748
                                                               -------------    -----------
                                                                     627,916        546,790
   Selling, general and administrative expenses                      141,969        128,423
   Interest expense                                                    1,607          4,180
                                                               -------------    -----------
        Total expenses                                               771,492        679,393
                                                               -------------    -----------


Income before income taxes and minority interest                      54,183         48,770

Income tax expense                                                    17,663         16,384
                                                               -------------    -----------

Income before minority interest                                       36,520         32,386

Minority interest                                                      1,283            (14)
                                                               -------------    -----------
Net income                                                     $      35,237         32,400
                                                               =============    ===========

Earnings per share (note 5)
   Basic net income                                            $        0.99           0.87
                                                               =============    ===========
   Diluted net income                                          $        0.96           0.84
                                                               =============    ===========



Weighted average number of common shares outstanding
   Basic                                                              35,706         37,286
                                                               =============    ===========
   Diluted                                                            36,864         38,419
                                                               =============    ===========

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               For the three months ended March 31, 2002 and 2001
                                 (in thousands)

                                                                                    2002                 2001
                                                                                -----------           -----------
Balance as of January 1                                                         $    1,020,420            1,014,862

Net income                                                                              35,237               32,400
Net unrealized losses on investment securities, net of income taxes                     (3,984)              (5,605)
                                                                                --------------        -------------
   Comprehensive income                                                                 31,253               26,795
                                                                                --------------        -------------
Purchase and reissuance of common stock under stock option
   and other employee benefit plans, including tax benefits and
   net of amortization                                                                  (4,905)              (2,408)
Change in common stock held by consolidated grantor trusts                                (564)                (542)
Repurchase and retirement of common stock                                                    -              (41,755)
                                                                                --------------        -------------
Balance as of March 31                                                          $    1,046,204              996,952
                                                                                ==============        =============

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                                 (in thousands)

                                                                                           Three Months Ended March 31,
                                                                                      ------------------------------------
                                                                                           2002                 2001
                                                                                      ----------------       -------------
Net income                                                                            $        35,237             32,400
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                                               6,543              5,221
    Amortization of unearned compensation                                                         502                429
    Accretion of discounts and amortization of premiums, net                                    2,628             (2,581)
    Change in allowance for doubtful accounts receivable                                          (56)              (977)
    Increase in premiums and other receivables                                                (22,730)           (17,401)
    (Increase) decrease in other assets                                                        (2,920)             2,402
    Increase in medical and other benefits payable                                             28,404             14,625
    Increase in unearned premiums                                                              11,587             14,863
    Decrease in accounts payable and accrued expenses                                          (9,882)            (2,595)
    Increase in other liabilities                                                              26,910              7,579
    Change in deferred income taxes                                                              (307)              (327)
    Increase (decrease) in minority interest                                                    1,283                (14)
    Increase in obligations for employee benefits                                               2,470              8,039
    Loss on disposal of property and equipment and other assets                                    68                 37
    Realized investment losses, net                                                            10,579              6,275
                                                                                      ---------------        -----------
            Net cash provided by operating activities                                          90,316             67,975
                                                                                      ---------------        -----------
Cash flows from investing activities
  Proceeds from sale of property and equipment and other assets                                    15                220
  Capital expenditures                                                                        (11,182)           (11,070)
  Investment securities purchased                                                            (944,114)        (1,828,639)
  Proceeds from investment securities sold                                                    757,835          1,537,539
  Maturities of fixed income securities                                                        87,606            245,193
                                                                                      ---------------        -----------
            Net cash used in investing activities                                            (109,840)           (56,757)
                                                                                      ---------------        -----------
Cash flows from financing activities
  Change in commercial paper notes                                                                 61              9,976
  Purchase and reissuance of common stock under stock option
     and employee benefit plans, including tax benefits                                        (5,599)            (2,794)
  Change in common stock purchased by consolidated grantor trusts                                (564)              (542)
  Purchase and retirement of common stock                                                           -            (29,820)
  Change in outstanding checks in excess of bank balance                                       15,867             18,141
                                                                                      ---------------        -----------
            Net cash provided by (used in) financing activities                                 9,765             (5,039)
                                                                                      ---------------        -----------
Increase (decrease) in cash                                                                    (9,759)             6,179

Cash - beginning of period                                                                     17,995              6,345
                                                                                      ---------------        -----------
Cash - end of period                                                                  $         8,236             12,524
                                                                                      ===============        ===========

See notes to consolidated financial statements

                    TRIGON HEALTHCARE, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements prepared by Trigon Healthcare, Inc. and its subsidiaries (collectively, Trigon or the Company) are unaudited, except for the balance sheet information as of December 31, 2001, which is derived from the Company's audited consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full year.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   REVOLVING CREDIT FACILITIES AND COMMERCIAL PAPER

     In November 2001, the Company entered into new revolving credit facilities with a syndicate of lenders, replacing the existing revolving credit facility expiring in February 2002. The new credit facilities consist of a $100 million 364-day revolving credit facility and a $200 million 5-year revolving credit facility. These credit facilities may be used for general corporate purposes and are currently being used to back the commercial paper discussed below. The terms of the credit facilities provide for various borrowing options and rates and require the Company to pay facility and administrative fees on a quarterly basis. The credit facilities contain certain financial covenants and restrictions including minimum consolidated net worth requirements and debt to consolidated total capitalization ratio limitations. There were no amounts borrowed under the credit facilities during 2002. Use of the credit facilities to back the commercial paper reduces the amounts available for borrowing under these facilities.

     In March 2000, the Company commenced a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. The notes are issued at par less a discount representing an interest factor. Under the program, they may also be issued at par as interest bearing notes. The notes may be issued with varying maturities up to a maximum of one year from issuance. As of March 31, 2002, outstanding notes under the commercial paper program totaled approximately $299.7 million with an average maturity of 17 days. As of December 31, 2001, outstanding notes totaled approximately $299.7 million with an average maturity of 20 days. The weighted-average annual discount yield on the outstanding commercial paper notes as of March 31, 2002 and December 31, 2001 was 1.99% and 2.19%, respectively. The commercial paper is currently backed by revolving credit facilities. For financial reporting purposes, the commercial paper has been classified as a combination of current and noncurrent liabilities in the accompanying consolidated statements of financial condition based on the terms of the revolving credit facilities backing these notes.

3.   INCOME TAXES

     The effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2002 and 2001 was 32.6 % and 33.6%, respectively. The effective tax rates for 2002 and 2001 differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds that reduce the effective tax rate by the effect of the tax-exempt investment income earned.

     See note 7 for discussion of the Demutualization payment deduction.

4.   CAPITAL STOCK

     In February 2002, the Board of Directors granted 31,369 shares of the Company's common stock as restricted stock awards in accordance with the provisions of the 1997 Stock Incentive Plan (Incentive Plan). The shares vest on a pro rata basis over three years. The recipients of the restricted stock awards generally may not dispose or otherwise transfer the restricted stock until vested. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period. A total of 67,723 restricted shares were outstanding as of March 31, 2002. Amortization for the three months ended March 31, 2002 and 2001 was $0.5 million and $0.4 million, respectively.

5.   NET INCOME AND NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 (in thousands, except per share data):

                                                                        2002             2001
     -----------------------------------------------------------------------------------------
     Numerator for basic and diluted earnings per share
       - net income                                              $    35,237           32,400
     =========================================================================================
     Denominator
        Denominator for basic earnings per share -
          weighted average shares                                     35,706           37,286
         Effect of dilutive securities - employee and
           director stock options and nonvested
           restricted stock awards                                     1,158            1,133
     -----------------------------------------------------------------------------------------
        Denominator for diluted earnings per share                    36,864           38,419
     =========================================================================================

     Basic net income per share                                  $      0.99             0.87
     =========================================================================================

     Diluted net income per share                                $      0.96             0.84
     =========================================================================================

     Shares of nonvested restricted stock are not considered outstanding in computing the weighted-average number of common shares for basic earnings per share, but are included in diluted earnings per share using the treasury stock method.

6.   COMPREHENSIVE INCOME

     The reclassification entries under SFAS No. 130, Reporting Comprehensive Income, for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

                                                                                         2002            2001
     ---------------------------------------------------------------------------------------------------------
     Net unrealized losses on investment securities, net of income taxes
        Net holding gains (losses) arising during the period, net of income tax
         expense (benefit) of $(6,009) and $1,824                               $    (11,201)          3,387
        Less: reclassification adjustment for net gains (losses) included in net
         income, net of income tax expense (benefit) of $(3,886) and $4,842           (7,217)          8,992
     ---------------------------------------------------------------------------------------------------------

     Net unrealized losses on investment securities, net of income taxes        $     (3,984)         (5,605)
     =========================================================================================================

     Accumulated other comprehensive income (loss) as of March 31, 2002 and December 31, 2001 was as follows (in thousands):

                                                                                    March 31,   December 31,
                                                                                         2002           2001
     --------------------------------------------------------------------------------------------------------
     Net unrealized gains (losses) on investment securities, net of income
      tax expense (benefit) of $(530) and $1,594                                $       (983)          3,001
     ========================================================================================================

7.   LITIGATION AND OTHER MATTERS

     In conjunction with the Demutualization in 1997, the Company made the $175 million Commonwealth Payment which was expensed and paid in prior years. The Company claimed the $175 million Commonwealth Payment as a deduction. The IRS denied this deduction during the course of its audit of the Company. The Company continued to pursue the deduction and in April 2001 received a Technical Advice Memorandum (Memorandum) from the National Office of the IRS that supports the Company's position that the payment constitutes a normal business expense, and therefore should be deductible. On March 18, 2002, the Company received notice from the IRS that they are considering revoking this Memorandum and, accordingly, have withdrawn the Memorandum as of that date. The Company will continue to pursue this deduction. If successful, the Company expects to recover approximately $35 million in cash refunds and $26 million in income tax credit carryovers plus after-tax interest currently estimated to be $8 million.

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

     The IRS asserts that the Company is not entitled to deduct losses incurred on the termination of these contracts. The resolution of the Company's refund claim is subject to uncertainties, including whether the court will allow the deductions and, if so, the amount of the deductions that will be allowed. While the Company believes that its claim is meritorious, it cannot predict the ultimate outcome of the claim.

     If the Company wins this lawsuit and has previously collected refunds for the Demutualization payment deduction discussed above, a portion of the tax recoveries for the years after 1995 would most likely be realized in the form of income tax credit carryovers rather than cash. Regarding both of these matters, favorable resolution of these claims is subject to various uncertainties, including whether the deductions will be allowed at all and, in the case of the claim for losses on the termination of customer and provider contracts, the amounts of the deductions, if any, that will be allowed. While the Company believes that its claims have merit, it cannot predict the ultimate outcome of the claims. The Company has not recognized the favorable impact of these claims, if any, in the consolidated financial statements.

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

8.   MID-SOUTH EXIT OF HEALTH INSURANCE MARKET AND SALE OF TRIGON ADMINISTRATORS

     As of March 31, 2002, the Company had remaining liabilities of $9.6 million and $1.9 million for claim related reserves and certain other exit costs, respectively, resulting from the 1999 exit of the health insurance market by its former subsidiary, Mid-South Insurance Company. Through March 31, 2002, the Company made net payments of $21.7 million against the claim reserves and $1.5 million against the accrual of certain other exit costs. No other adjustments have been made to these accruals. The remaining accruals are expected to be sufficient to satisfy any potential payments related to the 1999 exit.

     In March 2001, the Company sold Trigon Administrators, Inc. and its Property and Casualty Division, which provides workers compensation, liability and short-term disability services, and recognized a gain of $3.5 million on the sale. The gain is included as a component of net realized losses in the accompanying consolidated statements of operations.

9.   GOODWILL

     The Company adopted SFAS No. 141, Business Combinations, in 2001 and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the accounting and financial reporting for goodwill and other intangible assets upon acquisition and in the periods following acquisition. Under SFAS No. 142, goodwill and intangible assets determined to have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have definite useful lives are amortized over their useful lives to their estimated residual values. In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.

     As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of $13.7 million and has determined there is no transitional impairment loss related to the goodwill. This goodwill is associated with the health insurance segment. In addition, the adoption of SFAS No. 142 eliminated approximately $1.6 million in annual goodwill amortization beginning in 2002 in the consolidated statements of operations.

     The effect of the adoption of SFAS No. 142 on the Company's net income, basic net income per share and diluted net income per share is as follows (in thousands, except per share data):

                                                   Three months ended
                                                       March 31,
                                             ----------------------------
                                                       2002         2001
     --------------------------------------------------------------------

     Reported net income                     $       35,237       32,400
     Add back: Goodwill amortization                      -          408
     --------------------------------------------------------------------
     Adjusted net income                     $       35,237       32,808
     ====================================================================

     Basic net income per share:
        Reported                             $         0.99         0.87
        Add back: Goodwill amortization                   -         0.01
     --------------------------------------------------------------------
        Adjusted                             $         0.99         0.88
     ====================================================================

     Diluted net income per share:
        Reported                             $         0.96         0.84
        Add back: Goodwill amortization                   -         0.01
     --------------------------------------------------------------------
        Adjusted                             $         0.96         0.85
     ====================================================================

10. SEGMENT INFORMATION

     The following table presents information by reportable segment for the three months ended March 31, 2002 and 2001 (in thousands):

                                                                Health    Government                       All
                                                             Insurance      Programs   Investments       Other        Total
     -----------------------------------------------------------------------------------------------------------------------
     2002

         Revenues from external customers              $       661,074       144,438             -       5,531      811,043
         Investment income and net realized losses                   -             -        13,952           -       13,952
         Intersegment revenues                                   3,698             -             -       2,139        5,837
         Depreciation and amortization expense                   6,323            42             7         328        6,700
         Income before income taxes and minority
           interest                                             49,606         1,393        13,952       1,621       66,572

     2001

          Revenues from external customers             $       566,709       133,741             -       5,601      706,051
          Investment income and net realized losses                  -             -        21,469           -       21,469
          Intersegment revenues                                  3,611             -             -       2,243        5,854
          Depreciation and amortization expense                  4,374             6             6         501        4,887
          Income before income taxes and minority
           interest                                             40,000           889        21,469         511       62,869

     A reconciliation of reportable segment total revenues, income before income taxes and minority interest and depreciation and amortization expense to the corresponding amounts included in the consolidated statements of operations for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                                                          2002         2001
     ---------------------------------------------------------------------------------------
     Revenues
         Reportable segments
             External revenues                                  $      811,043      706,051
             Investment revenues                                        13,952       21,469
             Intersegment revenues                                       5,837        5,854
         Other corporate revenues                                          680          643
         Elimination of intersegment revenues                          (5,837)      (5,854)
     ---------------------------------------------------------------------------------------
     Total revenues                                             $      825,675      728,163
     =======================================================================================

     Profit or Loss
         Reportable segments                                    $       66,572       62,869
         Corporate expenses not allocated to segments                 (10,782)      (9,919)
         Unallocated amount - interest expense                         (1,607)      (4,180)
     ---------------------------------------------------------------------------------------
     Income before income taxes and minority interest           $       54,183       48,770
     =======================================================================================

     Depreciation and amortization expense
         Reportable segments                                    $        6,700        4,887
         Not allocated to segments                                       (157)          334
     ---------------------------------------------------------------------------------------
     Depreciation and amortization expense                      $        6,543        5,221
     =======================================================================================

11.  Subsequent Event

     On April 29, 2002, the Company and Anthem, Inc. (Anthem) announced that they entered into an agreement and plan of merger pursuant to which the Company will be merged into a wholly-owned subsidiary of Anthem. Under the agreement, the Company's shareholders will receive thirty dollars in cash and 1.062 shares of Anthem common stock for each share of Trigon Class A common stock outstanding upon completion of the merger. Closing of the merger is subject to customary closing conditions, including the receipt of regulatory and shareholder approvals. For more information regarding the proposed merger, please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on April 29, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Substantially all of the revenues of Trigon Healthcare, Inc. and subsidiaries (collectively, Trigon or the Company) are generated from premiums and fees received for health care services provided to its members and from investment income. Trigon's expenses are primarily related to health care services provided which consist of payments to physicians, hospitals and other providers. A portion of medical cost expenses for each period consists of an actuarial estimate of claims incurred but not reported to the Company during the period. The Company uses paid claims and completion factors based on historical payment patterns to establish this actuarial estimate. The Company's results of operations depend in large part on its ability to accurately predict and effectively manage health care costs. The economic factors related to health care costs have a direct impact on the risks associated with the Company's business. The potential negative effect of escalating health care costs as well as any changes in the Company's ability to negotiate favorable rates with its providers may produce risks to the Company's market growth due to its impact on to the affordability of health care insurance. Health care costs and other economic factors contributing to the number of the uninsured may create the potential for increased government regulation and its inherent costs. The economic conditions specific to Virginia may have an adverse impact on the Company due to the concentration of the Company's business in Virginia. The Company continually monitors these risks and their expected impact on the Company's business.

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

All of the investment portfolios of the consolidated subsidiaries are managed and evaluated collectively within the investment segment. The Company's other health-related business, including disease management programs, health promotion and similar products, is reflected in an "all other" category.

ENROLLMENT

The following table sets forth the Company's enrollment data by network:

                                                          As of March 31,
                                                  ------------------------------
                                                            2002            2001
--------------------------------------------------------------------------------
Health Insurance
Commercial
  HMO                                                    303,838         280,055
  PPO                                                    542,933         497,581
  PAR                                                    114,347         128,420
  Medicaid HMO                                            62,665          58,076
  Medicare supplement                                    114,855         121,022
--------------------------------------------------------------------------------
  Total commercial                                     1,138,638       1,085,154
Self-funded                                              815,053         745,284
--------------------------------------------------------------------------------
Total health insurance                                 1,953,691       1,830,438
--------------------------------------------------------------------------------
Government
  Federal Employee Program (PPO)                         227,865         222,987
--------------------------------------------------------------------------------
Total                                                  2,181,556       2,053,425
================================================================================

PREMIUM AND PREMIUM EQUIVALENTS BY NETWORK SYSTEM

The following table sets forth the Company's premium and premium equivalents by network (in thousands):

                                             Three Months ended March 31,
                                           --------------------------------
                                                       2002            2001
---------------------------------------------------------------------------
Health Insurance
  Commercial
    HMO                                        $    142,114         115,358
    PPO                                             283,156         232,941
    PAR                                              66,322          66,489
    Medicaid HMO                                     39,481          33,374
    Medicare supplement                              68,538          65,728
---------------------------------------------------------------------------
  Total commercial                                  599,611         513,890
  Self-funded                                       459,507         386,289
---------------------------------------------------------------------------
Total health insurance                            1,059,118         900,179
Government
  Federal Employee Program (PPO)                    144,438         133,741
---------------------------------------------------------------------------
Total                                          $  1,203,556       1,033,920
===========================================================================

OPERATING INCOME

The following table sets forth the components of the Company's operating income and reconciliation to income before income taxes and minority interest (in thousands):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                              2002         2001
--------------------------------------------------------------------------------

Premium and fee revenues                            $      805,512      700,449
Other revenues                                               6,211        6,245
--------------------------------------------------------------------------------
   Total operating revenues                                811,723      706,694

Medical and other benefit costs                            627,916      546,790
Selling, general and administrative expenses               141,969      128,423
--------------------------------------------------------------------------------
   Total operating expenses                                769,885      675,213
--------------------------------------------------------------------------------
Operating income                                    $       41,838       31,481
Investment income                                           24,531       27,744
Net realized losses                                        (10,579)      (6,275)
Interest expense                                            (1,607)      (4,180)
--------------------------------------------------------------------------------
Income before income taxes and minority interest    $       54,183       48,770
================================================================================

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Premium and fee revenues increased 15.0% to $805.5 million in the first quarter of 2002 from $700.4 million in the first quarter of 2001. The $105.1 million increase is due to a combination of enrollment growth and rate increases in the Company's health insurance segment's HMO and PPO networks, offset by expected declines in the segment's PAR network enrollment. Commercial revenue increased 16.7% to $599.6 million in the first quarter of 2002 from $513.9 million in the first quarter of 2001, driven by premium increases and a 4.9% increase in members. Premium revenues on a per member per month basis for the Company's commercial business increased 11.1% to $175.98 in the first quarter of 2002 from $158.36 in the first quarter of 2001. Self-funded margins increased $8.6 million or 16.4%. The improvement is a result of 9.4% higher enrollment and a 6.8% increase in margin per member per month. The self-funded margin improvement was mitigated by the elimination in the first quarter of 2001 of a $2.5 million allowance established to cover possible claims run-out for a self-funded group that previously declared bankruptcy, but subsequently pre-funded the amount. The government segment's FEP revenues increased 8.0% to $144.4 million the first quarter of 2002 from $133.7 million in the first quarter of 2001 due to increased medical costs to be reimbursed by OPM.

Total enrollment increased to 2,181,556 as of March 31, 2002 from 2,053,425 as of March 31, 2001. The increase of 128,131 was a result of a 123,253 increase in the Company's health insurance segment and a 4,878 increase in the government segment. The health insurance enrollment increase was the result of a 53,484 increase in commercial enrollment, a 4.9% increase, and a 69,769 increase in self-funded enrollment, a 9.4% increase. Total health insurance enrollment increased 6.7% year over year. Excluding Medicare supplement plans, enrollment in the health insurance segment increased 7.6%. As expected, the Medicare supplement enrollment declined by 5.1% with several thousand eligible seniors switching to the Department of Defense TRICARE Senior Pharmacy Program. Enrollment in Medicare supplement plans is expected to decline an additional 3,000 members by the end of 2002. Enrollment in the HMO network, which accounts for 32.2% of the total commercial enrollment, increased by 8.4% over the prior year. Enrollment in the PPO network as of March 31, 2002 increased 9.1% over March 31, 2001 and accounts for 47.7% of the Company's commercial enrollment. Growth in PPO was offset by an expected decline of 11.0% in the Company's PAR network as members continue to migrate into more tightly managed networks. The PAR network enrollment represents 10.0% of the Company's commercial enrollment.

Investment income decreased 11.6% to $24.5 million in the first quarter of 2002 from $27.7 million in the first quarter of 2001. The decline is due to purchases in 2001 under the stock repurchase program affecting the amount available for investment and the impact of declining interest rates. Net realized losses increased to $10.6 million in the first quarter of 2002 from $6.3 million in the first quarter of 2001. Included in the net realized loss for 2001 is the $3.5 million gain on the sale of Trigon Administrators, Inc. and its Property and Casualty Division. Excluding the favorable impact of the gain on sale included in the first quarter 2001 balance, the increase in realized losses for the first quarter of 2002 related to investment securities is $0.8 million.

Medical costs increased 14.8% to $627.9 million in the first quarter of 2002 from $546.8 million in the first quarter of 2001. The $81.1 million increase is a result of growth in the health insurance segment's commercial enrollment, continued increased medical costs and an increase in the government segment's FEP medical costs reimbursed by OPM. The medical cost per member per month for the Company's commercial business increased 11.5% to $143.59 in the first quarter of 2002 from $128.83 in the first quarter of 2001. Outpatient facility, pharmacy and an increase in acute inpatient surgeries were the primary drivers of the 11.5% medical cost trend as compared to a 6.6% trend in the first quarter of 2001. When combined with the premium per member per month trend of 11.1%, the medical cost ratio on commercial business increased to 81.6% in the first quarter of 2002 from 81.3% in the first quarter of 2001. Through constant monitoring of medical cost trends, the Company has taken appropriate pricing and cost control actions to maintain a medical cost ratio near the mid-point of its long stated target range of 80% to 82%. In addition to pricing actions, the Company took the following actions. First, it continues its efforts to negotiate with providers for the best unit cost with reasonable inflationary adjustments. Secondly, the Company has undertaken a number of initiatives to mitigate increasing pharmacy trends. "Prescribing Value" is a quarterly prescription education report sent to top prescribing physicians. The Company launched its "Generics First" program in late 2001 which provides free generic samples to physicians with the intent of making it more likely that brand drugs will be replaced with an appropriate generic. The Company is also helping physicians by monitoring patient drug therapies on a whole case basis looking for possible problems such as adverse interactions and sub-optimal therapy. The Company believes these programs are helping to attenuate both utilization and unit cost trends. Finally, steps were taken mid-year 2001 to increase the patient-pay on certain procedures. The Company will continue to develop and bring to market product initiatives designed to make a meaningful impact on utilization-driven medical inflation. This should be especially effective when combined with ongoing physician collaboration initiatives where the goal is to engage both the member and the physician in the medical cost dialogue.

SG&A expenses increased $13.6 million to $142.0 million in the first quarter of 2002 from $128.4 million in the first quarter of 2001. This increase is attributed to the incremental commissions and operating costs resulting from the enrollment increase and continuing investments in technology. Administrative expenses for the first quarter of 2001 also included a $3.2 million write-off of previously capitalized software related to the Company's e-distribution initiative. The SG&A ratio decreased to 11.7 % in the first quarter of 2002 from 12.3% in the first quarter of 2001. The reduced SG&A ratio demonstrates the leveraging impact of revenue growth. Increased revenue growth has allowed the Company to cover inflation and volume growth, as well as make investments in the business while simultaneously improving the SG&A ratio.

Interest expense in the first quarter of 2002 was $1.6 million compared to $4.2 million in the first quarter of 2001. The decrease in interest expense is due to declining interest rates on short-term borrowings that more than offset the impact resulting from an increase in the average amount of commercial paper outstanding.

Income before income taxes and minority interest increased $5.4 million to $54.2 million in the first quarter of 2002 from $48.8 million in the first quarter of 2001. The increase is a result of a $10.3 million increase in operating income, lower interest expense of $2.6 million, offset by decreased investment income of $3.2 million, and an increase in net realized losses of $4.3 million.

The effective tax rate on income before income taxes and minority interest for the first quarter of 2002 and 2001 was 32.6% and 33.6%, respectively. The effective tax rates for 2002 and 2001 differ from the statutory tax rate of 35% primarily due to the Company's investments in tax-exempt municipal bonds that reduce the effective tax rate by the effect of the tax-exempt investment income earned.

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

The Company's investment policies are designed to provide liquidity to meet anticipated payment obligations and preserve capital. Trigon fundamentally believes that concentrations of investments in any one asset class are unwise due to constantly changing interest rates as well as market and economic conditions. Accordingly, the Company maintains a diversified investment portfolio consisting both of fixed income and equity securities, with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio includes government and corporate securities, both domestic and international, with an average quality rating of "A1" as of March 31, 2002. The portfolio had an average contractual maturity of 6.6 years as of March 31, 2002. A portion of the fixed income portfolio is designated as a short-term fixed income portfolio and is intended to cover near-term cash flow needs and to serve as a buffer for unanticipated business needs. The equity portfolios contain readily marketable securities ranging from small growth to well-established Fortune 500 companies. The international portfolio is diversified by industry, country and currency-related exposure. As of March 31, 2002, the Company's equity exposure, comprised of direct equity as well as equity-indexed investments, was 13.2% of the total portfolio, as compared to 12.8% as of December 31, 2001.

The Company has revolving credit facilities with a syndicate of lenders that consist of a $100 million 364-day revolving credit facility and a $200 million 5-year revolving credit facility. These credit facilities may be used for general corporate purposes and are currently being used to back the commercial paper discussed below. There were no amounts borrowed under the credit facilities during 2002. Use of the credit facilities to back the commercial paper reduces the amounts available for borrowing under these facilities.

The Company has a private placement commercial paper program providing for the issuance of up to $300 million in aggregate maturity value of commercial paper notes. As of March 31, 2002, outstanding notes under the commercial paper program totaled approximately $299.7 million with an average maturity of 17 days. The commercial paper is currently backed by revolving credit facilities. For financial reporting purposes, the commercial paper has been classified as a combination of current and noncurrent liabilities in the accompanying consolidated statements of financial condition based on the terms of the revolving credit facilities backing these notes.

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

The Company's operations are not capital intensive. The Company announced in April 2001 a four-year, $84 million building project to expand its headquarters in Richmond, Virginia. The expansion plan includes construction of a 308,000-square-foot building to house the operations center and major renovation to the existing headquarters building. The project will be funded using internal cash and investments. There are currently no other commitments for major capital expenditures to support existing business.

SUBSEQUENT EVENT

On April 29, 2002, the Company and Anthem, Inc. (Anthem) announced that they entered into an agreement and plan of merger pursuant to which the Company will be merged into a wholly-owned subsidiary of Anthem. Under the agreement, the Company's shareholders will receive thirty dollars in cash and 1.062 shares of Anthem common stock for each share of Trigon Class A common stock outstanding upon completion of the merger. Closing of the merger is subject to customary closing conditions, including the receipt of regulatory and shareholder approvals. For more information regarding the proposed merger, please refer to the Company's Form 8-K filed with the Securities and Exchange Commission on April 29, 2002.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its investing and borrowing activities, the Company is exposed to financial market risks, specifically those resulting from changes in interest rates, foreign currency exchange rates and marketable equity security prices. No material changes have occurred in the Company's exposure to financial market risks since December 31, 2001. A discussion of the Company's market risk is incorporated by reference in Part II, Item 7A of the Company's Annual Report on Form 10-K.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

(a) In conjunction with the Demutualization in 1997, the Company made the $175 million Commonwealth Payment which was expensed and paid in prior years. The Company claimed the $175 million Commonwealth Payment as a deduction. The IRS denied this deduction during the course of its audit of the Company. The Company continued to pursue the deduction and in April 2001 received a Technical Advice Memorandum (Memorandum) from the National Office of the IRS that supports the Company's position that the payment constitutes a normal business expense, and therefore should be deductible. On March 18, 2002, the Company received notice from the IRS that they are considering revoking this Memorandum and, accordingly, have withdrawn the Memorandum as of that date. The Company will continue to pursue this deduction. If successful, the Company expects to recover approximately $35 million in cash refunds and $26 million in income tax credit carryovers plus after-tax interest currently estimated to be $8 million.

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

     The IRS asserts that the Company is not entitled to deduct losses incurred on the termination of these contracts. The resolution of the Company's refund claim is subject to uncertainties, including whether the court will allow the deductions and, if so, the amount of the deductions that will be allowed. While the Company believes that its claim is meritorious, it cannot predict the ultimate outcome of the claim.

     If the Company wins this lawsuit and has previously collected refunds for the Demutualization payment deduction discussed above, a portion of the tax recoveries for the years after 1995 would most likely be realized in the form of income tax credit carryovers rather than cash. Regarding both of these matters, favorable resolution of these claims is subject to various uncertainties, including whether the deductions will be allowed at all and, in the case of the claim for losses on the termination of customer and provider contracts, the amounts of the deductions, if any, that will be allowed. While the Company believes that its claims have merit, it cannot predict the ultimate outcome of the claims. The Company has not recognized the favorable impact of these claims, if any, in the consolidated financial statements.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following is a list of exhibits filed with the Form 10-Q:

Exhibit
Number            Description
------            -----------

    11        -- Computation of per share earnings for the three months ended
                     March 31, 2002. Exhibit has been omitted as the detail necessary to determine the computation of per share earnings can be clearly determined from the material contained in Part I of this Form 10-Q.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  Reports on Form 8-K:
     None filed during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TRIGON HEALTHCARE, INC.
                                               Registrant

Dated: May 10, 2002                        By:  /s/ Thomas R. Byrd
                                              ----------------------------------
                                              THOMAS R. BYRD
                                              SENIOR VICE PRESIDENT & CHIEF
                                               FINANCIAL OFFICER
                                              (PRINCIPAL ACCOUNTING AND
                                               FINANCIAL OFFICER)